Form 10-Q
period 1996-03-31
CIDCO INC
filed 1996-05-15
CIK 917639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.
                                       OR
[    ]   Transition report pursuant to Section 13(d) or 15(d) of the Securities
         Exchange  Act of 1934 for the transition period from ______ to ______.

                         Commission file number: 0-23296


                               CIDCO INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                     13-3500734
      (State  or other jurisdiction of                      (I.R.S. employer
       incorporation or organization)                    identification number)


                               220 Cochrane Circle
                              Morgan Hill, CA 95037
              (Address of principal executive offices and zip code)

                                 (408) 779-1162
              (Registrant's telephone number, including area code)



- --------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X          NO

The number of shares outstanding of the Registrant's Common Stock on May 1, 1996 was 14,210,742.

                               CIDCO INCORPORATED

                                      INDEX



PART I.       FINANCIAL INFORMATION                                 Page

   ITEM 1.      Financial Statements:

                Balance sheet at March 31, 1996
                   and December 31, 1995 .............................3

                Income statement for the
                   three months ended March 31, 1996 and 1995 ........4

                Statement of cash flows for the
                   three months ended March 31, 1996 and 1995 ........5

                Notes to financial statements ........................6

   ITEM 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......7


PART II.      OTHER INFORMATION

   ITEM 6.      Exhibits and Reports on Form 8-K .....................10


SIGNATURES ...........................................................11

Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements


                               CIDCO INCORPORATED
                                  BALANCE SHEET
                      (in thousands, except per share data)

                                                                            March 31,       December 31,
                                                                              1996               1995
                                                                          -----------        --------
                                                                          (unaudited)
ASSETS
Current assets:

   Cash and cash equivalents...........................................     $   30,665        $   19,290
   Short-term investments .............................................         26,266            21,342
   Accounts receivable, net of allowances
     for doubtful accounts of $2,100 and $6,259 .......................         42,226            49,624
   Inventories.........................................................         12,085            17,916
   Deferred tax asset .................................................          2,974             2,974
   Other current assets ...............................................          1,256             1,146
                                                                            ----------        ----------

     Total current assets .............................................        115,472           112,292

Property and equipment, net ...........................................         13,423            14,112
Other assets ..........................................................          2,251               747
                                                                            ----------        ----------

                                                                            $  131,146        $  127,151
                                                                            ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................     $    7,734        $   11,373
   Accrued compensation ...............................................          1,750             2,795
   Accrued liabilities.................................................          2,969             5,627
   Accrued taxes payable ..............................................          5,376             1,142
                                                                            ----------        ----------

     Total current liabilities ........................................         17,829            20,937
                                                                            ----------        ----------
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares authorized,
     14,056 and 14,033 shares issued and outstanding...................            142               141
   Additional paid-in capital..........................................         84,102            83,449
   Retained earnings...................................................         29,073            22,624
                                                                            ----------        ----------

      Total stockholders' equity.......................................        113,317           106,214
                                                                            ----------        ----------
                                                                            $  131,146        $  127,151
                                                                            ==========        ==========

   The accompanying  notes  are an  integral  part  of  these financial statements.



                               CIDCO INCORPORATED
                                INCOME STATEMENT
                (in thousands, except per share data; unaudited)


                                                                             Three months ended
                                                                                  March 31,
                                                                           1996               1995
                                                                        ----------         -------

Sales ................................................................   $  51,686          $  49,542
Cost of sales ........................................................      29,063             27,422
                                                                         ---------          ---------
Gross margin .........................................................      22,623             22,120
                                                                         ---------          ---------
Operating expenses:
    Research and development .........................................       3,124              1,981
    Selling and marketing ............................................       7,263              8,537
    General and administrative .......................................       1,686              1,334
                                                                         ---------          ---------
                                                                            12,073             11,852
                                                                         ---------          ---------
Income from operations ...............................................      10,550             10,268
Other income, net ....................................................         400                450
                                                                         ---------          ---------
Income before income taxes ...........................................      10,950             10,718

Provision for income taxes ...........................................       4,380              4,287
                                                                         ---------          ---------
Net income  ..........................................................   $   6,570          $   6,431
                                                                         =========          =========

Earnings per share ...................................................   $    0.44          $    0.43
                                                                         =========          =========

Weighted average shares...............................................      15,016             14,950

                                                                         =========          =========


   The accompanying  notes  are an  integral  part  of  these financial statements.


                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)
                                                                                Three months ended
                                                                                     March 31,
                                                                             1996                 1995
                                                                          ----------           ---------
Cash flows provided by (used in) operating activities:
   Net income ........................................................     $   6,570           $   6,431
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation ....................................................         1,300                 753
     Changes in assets and liabilities:
       Accounts receivable ...........................................         7,398             (13,033)
       Inventories ...................................................         5,831                (547)
       Other current assets ..........................................          (110)               (993)
       Other assets ..................................................        (1,504)                 (7)
       Accounts payable ..............................................        (3,639)             (1,904)
       Accrued compensation ..........................................        (1,045)               (262)
       Accrued liabilities ...........................................        (2,658)              2,284
       Accrued taxes payable .........................................         4,234               3,018
                                                                           ---------           ---------
           Net cash provided by (used in) operating activities .......        16,377              (4,260)
                                                                           ---------           ---------
Cash flows used in investing activities:
   Acquisition of property and equipment .............................          (611)             (1,618)
   Purchase of short-term investments ................................        (5,045)             (7,884)
                                                                           ---------           ---------
           Net cash used in investing activities .....................        (5,656)             (9,502)
                                                                           ---------           ---------
Cash flows provided by financing activities:
   Issuance of Common Stock...........................................           654                  43
                                                                           ---------           ---------
           Net cash provided by financing activities .................           654                  43
                                                                           ----------          ---------
Net increase (decrease) in cash and cash equivalents .................        11,375             (13,719)
Cash and cash equivalents at beginning of period .....................        19,290              28,224
                                                                           ---------           ---------
Cash and cash equivalents at end of period ...........................     $  30,665           $  14,505
                                                                           =========           =========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes ........................................     $     146           $   1,269
                                                                           =========           =========

Supplemental disclosure of non-cash investing activities:
   Unrealized gain (loss) on investments..............................     $    (121)          $      48
                                                                           =========           =========


   The accompanying  notes  are an  integral  part  of  these financial statements.

                               CIDCO INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1-- BASIS OF PRESENTATION


         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.



NOTE 2--INVENTORIES


         Inventories, stated at the lower of cost or market, consisted of (in thousands):

                                                 March 31,        December 31,
                                                     1996               1995
                                                     ----               ----
Raw Materials    ...........................      $    232          $     247
Finished Goods .............................        11,853             17,669
                                                  --------          ---------
                                                  $ 12,085          $  17,916
                                                  ========          =========

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

The discussion and analysis which follows contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in the economy, changes in the Company's product mix and other factors which may be beyond the Company's control. In addition, a number of Regional Bell Operating Companies have recently announced merger plans. The Company is unable to assess the future effect on the Company of these mergers, if consummated, and of other possible consolidations and changes in the telecommunications industry.

Results of Operations

The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                                  As a Percentage of Sales
                                                  ------------------------
                                                     Three months ended
                                                          March 31,
                                                          ---------
                                                    1996             1995
                                                    ----             ----
Sales ........................................     100.0%           100.0%
Cost of sales ................................      56.2             55.4
                                                  ------           ------
Gross margin .................................      43.8             44.6
                                                  ------           ------
Operating expenses:
   Research and development ..................       6.0              4.0
   Selling and marketing .....................      14.1             17.2
   General and administrative ................       3.3              2.7
                                                  ------           ------
                                                    23.4             23.9
                                                  ------           ------
Income from operations .......................      20.4             20.7
Other income, net.............................       0.8              0.9
                                                  ------           ------
Income before income taxes ...................      21.2             21.6
Provision for income taxes ...................       8.5              8.6
                                                  ------           ------
Net income ...................................      12.7%            13.0%
                                                  ======           ======

Sales

Sales increased 4% to $51.7 million in the first quarter of 1996 from $49.5 million in the first quarter of 1995. Sales directly to telco customers increased significantly due to a new program with Bell Atlantic. This was offset by slight decreases in retail, fulfillment and OEM unit sales. The Company's integrated feature phone accounted for 44% of sales in the first quarter of 1996 compared to 15% of sales in the first quarter of the prior year.

Gross margin

Cost of sales includes primarily the cost of finished goods purchased from the Company's offshore contract manufacturers. It also includes all costs associated with procuring, warehousing, and distributing the Company's inventory, as well as, costs associated with repairing returned product. Gross margin as a percentage of sales decreased from 44.6% in the first quarter of 1995 to 43.8% in the first quarter of 1996. This decline primarily represents the increase in sales directly to telco customers which normally have a lesser margin than fulfillment sales. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. The Company believes gross margins may decline over time as a result of increased pricing pressures in certain distribution channels.

Research and development expenses

Research and development expenses primarily consist of salaries for research and development personnel and associated personnel benefits in addition to tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased 58% to $3.1 million in the quarter ended March 31, 1996, from $2.0 million in the first quarter of 1995. This increase primarily resulted from increased spending on personnel working on development projects, such as ADSI and cordless telephones. Research and development expenses as a percentage of sales increased from 4.0% in the quarter ended March 31, 1995 to 6.0% in the like period of 1996 due to increased spending on development projects. The Company expects that research and development expenditures will increase or continue at approximately the same level during the remainder of 1996.

Selling and marketing expenses

Selling and marketing expenses represent primarily personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses for marketing personnel. Selling and marketing expenses decreased from $8.5 million in the quarter ended March 31, 1995 to $7.3 million in the comparable period of 1996. As a percentage of sales, selling and marketing expenses decreased from 17.2% in the quarter ended March 31, 1995 to 14.1% in the like period of 1996. These decreases were due principally to the elimination of revenue sharing with one of the Company's major fulfillment partners. The Company eliminated revenue sharing with this fulfillment partner in the last quarter of 1995 through contract renegotiation. Additionally, commissions to manufacturers' representatives declined as the Company gradually converts to a direct sales force. While the Company anticipates that selling and marketing expenses as a percentage of sales will continue in the near term at approximately the current level, variations in sales mix by distribution channel could cause such percentage to vary in the future.

General and administrative expenses

General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased from $1.3 million in the quarter ended March 31, 1995 to $1.7 million in the comparable period of 1996. This increase reflects additional administrative staff required to support the growth of the Company. As a percentage of sales, general and administrative expenses increased to 3.3% in the quarter ended March 31, 1996 from 2.7% in the comparable period of 1995, primarily due to increases in personnel costs. The Company believes that general and administrative expenditures will increase or continue at approximately the same level during the remainder of 1996.

Provision for income taxes

The provision for income taxes in the quarters ended March 31, 1996 and 1995 reflects a rate of 40%.

Liquidity and capital resources

The Company's cash, cash equivalents and short-term investments increased $16.3 million during the quarter ended March 31, 1996, primarily due to decreases in accounts receivable of $7.4 million, decreases in inventory balances of $5.8 million, earnings of $6.6 million and an increase in accrued taxes of $4.2 million. These increases in cash, cash equivalents and short-term investments were offset by decreases in accounts payable of $3.6 million and accrued liabilities of $2.6 million, and an increase in other assets of $1.5 million. The Company expects accounts receivable as a percentage of current quarter sales to increase slightly over the next three to nine months; however, accounts receivable will fluctuate with timing of large fulfillment sales promotional programs.

The Company has a credit line of $20.0 million, none of which has been drawn down; however, the Company does use the line of credit for standby letters of credit related to the purchase of inventory from offshore contract manufacturers. Total outstanding letters of credit as of March 31, 1996 were $5.0 million. The line is secured by the Company's assets.

The Company had working capital of $97.6 million as of March 31, 1996 as compared to $76.9 million at March 31, 1995. The Company's current ratio improved from 3.3 to 1, as of March 31, 1995, to 6.5 to 1, as of March 31, 1996. Capital expenditures in 1996 are expected to be funded from working capital currently available. The Company believes its current cash, cash equivalents, short-term investments and line of credit will satisfy the Company's working capital and capital expenditure requirements through the end of 1996.

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                  See Index to Exhibits at page 12 below.

              (b) Reports on Form 8-K.
                      The Company filed no reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CIDCO INCORPORATED


May 10, 1996                        By:/s/Paul G. Locklin
- ------------                           ----------------------------
     Date                               Paul G. Locklin
                                        President and Chief Executive Officer


May 10, 1996                            /s/Scott C. McDonald
- ------------                            ---------------------------
     Date                               Scott C. McDonald
                                        Executive Vice President,
                                        Chief Operating and Financial Officer
                                        and Secretary

                               CIDCO INCORPORATED

                                INDEX TO EXHIBITS

Exhibits                                                        Page

   3.1     Amended and Restated Certificate of
           Incorporation.(1)                                      __

   3.2     Amended and Restated By-Laws.(1)                       __

   4       Loan and Security Agreement dated October 21,
           1994 between Registrant and Comerica Bank.(2)          __

   4.1     Loan Revision/Extension Agreement dated March
           2, 1995 between Registrant and Comerica Bank.(3)       __

  10.1     Securities Purchase Agreement dated May 4, 1993
           among the Registrant, Robert L. Diamond, Paul
           G. Locklin, Summit Ventures III, L.P., Summit
           Investors II, L.P., Hancock Venture Partners III,
           L.P., Crossroads DPT Limited Partnership, Crossroads
           Capital II Limited Partnership and Crossroads SF
           Limited Partnership. (1)                               __

  10.2     Shareholders' Agreement dated as of May 4, 1993
           among the Registrant, Robert L. Diamond, Paul G.
           Locklin, Summit Ventures III, L.P., Summit
           Investors II, L.P., Hancock Venture Partners
           III, L.P., Crossroads DPT Limited Partnership,
           Crossroads Capital II Limited Partnership and
           Crossroads Limited Partnership. (1)                    __

  10.3     Shareholder's Agreement dated as of May 4, 1993
           among the Registrant, Steven L. Landry, Robert L.
           Diamond, Paul G. Locklin, Summit Ventures III, L.P.,
           Summit Investors II, L.P., Hancock Venture
           Partners III, L.P., Crossroads DPT Limited Partner-
           ship, Crossroads Capital II Limited Partnership and
           Crossroads SF Limited Partnership.(1)                   __

  10.4     Patent License Agreement dated as of May 1, 1989
           between the Registrant and American Telephone and
           Telegraph Company. (1)                                 __

  10.5     Form of Indemnification Agreement. (1)                 __

  10.6     Employment Agreement dated as of January 11, 1994
           between Registrant and Robert L. Diamond.(1)           __

  10.7     Employment Agreement dated as of January 11, 1994
           between the Registrant and Paul G. Locklin.(1)         __

  10.8     Employment, Noncompetition and Nondisclosure
           Agreement between the Registrant and Steven L.
           Landry. (1)                                            __

  10.9     Employment Agreement dated as of January 11, 1994
           between the Registrant and Scott C. McDonald. (1)      __

  10.12    Agreement dated November 20, 1990 between the
           Registrant and Ameritech Services Inc. (1)             __

  10.13    Agreement effective as of December 21, 1992
           between the Registrant and Southwestern Bell
           Telephone Company. (1)                                 __

  10.14    Lease dated August 15, 1993 between Thoits
           Bros., Inc. and the Registrant for 220 Cochrane
           Circle. (1)                                            __

  10.16    Lease dated May 31, 1994, between Thoits Bros.,
           Inc. and the Registrant for 225 Cochrane Circle,
           Units A, B, C, D, and E. (2)                           __

  10.17    Sublease dated November 18, 1994, between Thoits
           Bros. and the Registrant for 180 Cochrane Circle. (3)  __

  10.18    Lease dated November 1, 1994, between Thoits
           Bros., Inc. and the Registrant for 105 Cochrane
           Circle, Units A, B, C, D, and E. (3)                   __

  10.19    Registrant's Amended and Restated 1993 Stock
           Option Plan. (1)                                       __

  10.20    Registrant's 1994 Director's Stock Option Plan. (1)    __

  10.21    Registrant's 1994 Employee Stock Purchase Plan. (1)    __



(1) Incorporated herein by reference to the Company's registration statement on Form S-1, Registration File No. 33-74114.
(2) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.
(3) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1995.