Form 10-Q
period 1996-06-30
CIDCO INC
filed 1996-08-06
CIK 917639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.
                                       OR
[   ]   Transition report pursuant to Section 13(d) or 15(d) of the Securities
        Exchange  Act of 1934 for the transition period from ______ to ______.

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



                 ---------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X          NO
                                        -----           -----

The number of shares outstanding of the Registrant's Common Stock on July 31, 1996 was 14,338,186.

                               CIDCO INCORPORATED

                                      INDEX



PART I.       FINANCIAL INFORMATION                                        Page

         Item 1.  Financial Statements:

                  Balance sheet at June 30, 1996
                      and December 31, 1995 .................................3

                  Income statement for the three and
                      six months ended June 30, 1996 and 1995 ...............4

                  Statement of cash flows for the
                      six months ended June 30, 1996 and 1995 ...............5

                  Notes to unaudited financial statements ...................6

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........7


PART II.      OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K .........................10


SIGNATURES .................................................................11

Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                               CIDCO INCORPORATED
                                  BALANCE SHEET
                      (in thousands, except per share data)
                                                                       June 30,       December 31,
                                                                         1996             1995
                                                                       --------         --------
                                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ....................................   $   169,575      $    19,290
   Short-term investments .......................................        41,075           21,342
   Accounts receivable, net of allowances
     for doubtful accounts of $2,850 and $3,150 .................        49,863           49,624
   Inventories ..................................................        13,699           17,916
   Deferred tax asset ...........................................         2,974            2,974
   Other current assets .........................................         2,045            1,146
                                                                    -----------      -----------
     Total current assets .......................................       279,231          112,292


Property and equipment, net .....................................        13,807           14,112
Other assets ....................................................         5,923              747
                                                                    -----------      -----------

                                                                    $   298,961      $   127,151
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................   $    16,463      $    11,373
   Accrued compensation .........................................         2,505            2,795
   Accrued liabilities ..........................................         7,441            5,627
   Accrued taxes payable ........................................         1,641            1,142
                                                                    -----------      -----------
     Total current liabilities ..................................        28,050           20,937

Long-term debt...................................................       150,000               --
                                                                    -----------      -----------

   Total liabilities.............................................       178,050           20,937

Stockholders' equity:
  Common stock, $.01 par value; 35,000 shares authorized,
      14,311 and 14,033 shares issued and outstanding ...........           143              141
   Additional paid-in capital ...................................        85,376           83,449
   Retained earnings ............................................        35,392           22,624
                                                                    -----------      -----------

     Total stockholder's equity .................................       120,911          106,214
                                                                    -----------      -----------

                                                                    $   298,961      $   127,151
                                                                    ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                                       3

                               CIDCO INCORPORATED
                                INCOME STATEMENT
                (in thousands, except per share data; unaudited)


                                     Three months ended       Six months ended
                                          June 30,                 June 30,
                                     ------------------       ----------------
                                      1996        1995        1996        1995
                                      ----        ----        ----        ----

Sales .........................    $ 60,446    $ 46,161    $112,132    $ 95,704
Cost of sales .................      33,920      26,949      62,983      54,372
                                   --------    --------    --------    --------
Gross margin ..................      26,526      19,212      49,149      41,332
                                   --------    --------    --------    --------
Operating expenses:
    Research and development ..       3,371       2,118       6,495       4,098
    Selling and marketing .....      10,971       7,579      18,234      16,116
    General and administrative.       2,133       1,258       3,819       2,593
                                   --------    --------    --------    --------
                                     16,475      10,955      28,548      22,807
                                   --------    --------    --------    --------
Income from operations ........      10,051       8,257      20,601      18,525
Other income, net .............         557         378         957         828
                                   --------    --------    --------    --------
Income before income taxes ....      10,608       8,635      21,558      19,353
Provision for income taxes ....       4,243       3,454       8,623       7,741
                                   --------    --------    --------    --------

Net income ....................    $  6,365    $  5,181    $ 12,935    $ 11,612
                                   ========    ========    ========    ========

Earnings per share ............    $   0.42    $   0.35    $   0.86    $   0.78
                                   ========    ========    ========    ========

Weighted average shares .......      15,196      14,988      15,106      14,969
                                   ========    ========    ========    ========





   The accompanying notes are an integral part of these financial statements.


                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)
                                                                                  Six months ended
                                                                                      June 30,
                                                                               ------------------------
                                                                                 1996             1995
                                                                               -------           ------
Cash flows provided by (used in) operating activities:
   Net income .............................................................   $  12,935        $  11,612
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation .........................................................       2,514            1,480
     Deferred income taxes ................................................           0             (900)
     Changes in assets and liabilities:
       Accounts receivable ................................................        (239)         (20,457)
       Inventories ........................................................       4,217           (1,849)
       Other current assets ...............................................        (899)            (912)
       Other assets .......................................................      (5,176)            (135)
       Accounts payable ...................................................       5,090           (1,805)
       Accrued compensation ...............................................        (290)             276
       Accrued liabilities ................................................       1,814            2,818
       Accrued taxes payable ..............................................         499           (2,126)
                                                                              ---------        ---------
           Net cash provided by (used in) operating activities ............      20,465          (11,998)
                                                                              ---------        ---------
Cash flows used in investing activities:
   Acquisition of property and equipment ..................................      (2,209)          (4,661)
   Purchase of short-term investments .....................................     (19,900)          (8,466)
                                                                              ---------        ---------
           Net cash used in investing activities ..........................     (22,109)         (13,127)
                                                                              ---------        ---------
Cash flows provided by financing activities:
   Issuance of Common Stock ...............................................       1,929              541
   Long-term debt .........................................................     150,000               --
                                                                              ---------        ---------
           Net cash provided by financing activities ......................     151,929              541
                                                                              ---------        ---------
Net increase (decrease) in cash and cash equivalents ......................     150,285          (24,584)
Cash and cash equivalents at beginning of period ..........................      19,290           28,224
Cash and cash equivalents at end of period ................................   $ 169,575        $   3,640
                                                                              =========        =========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes .............................................   $   8,124        $  11,325
                                                                              =========        =========
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments .....................................   $     167        $     228
                                                                              =========        =========




   The accompanying notes are an integral part of these financial statements.

                                       5

                               CIDCO INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1-- BASIS OF PRESENTATION

         The  accompanying  financial  information  is  unaudited,  but,  in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the Company's financial position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.

NOTE 2--INVENTORIES

         Inventories, stated at the lower of cost or market, consisted of (in thousands):

                                                  June 30,         December 31,
                                                     1996               1995
                                                    ------             ------
Raw Materials    ..............................   $     74           $    247
Finished Goods ................................     13,625             17,669
                                                  --------           --------
                                                  $ 13,699           $ 17,916
                                                  ========           ========

NOTE 3--LONG-TERM DEBT

         On June 28, 1996, the Company issued $150 million of 3.75% Convertible Subordinated Notes due June 30, 2003. The notes are convertible into the Company's Common Stock at a conversion rate of one share of Common Stock for each $41.00 principal amount of the notes. The note agreement contains covenants which, among other matters, restrict or limit the ability of the Company to pay dividends or incur indebtedness. Interest on the notes is payable quarterly commencing September 30, 1996. The Company incurred debt issuance costs of approximately $3.2 million which are included in other assets and are being amortized over the term of the notes.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                               As a Percentage of Sales
                                       ---------------------------------------
                                       Three months ended     Six months ended
                                            June 30,             June 30,
                                            --------             --------
                                         1996     1995       1996       1995
                                         ----     ----       ----       ----
Sales ................................. 100.0%   100.0%     100.0%     100.0%
Cost of sales .........................  56.1     58.4       56.2       56.8
                                        -----    -----      -----      -----
Gross margin ..........................  43.9     41.6       43.8       43.2
                                        -----    -----      -----      -----
Operating expenses:
   Research and development ...........   5.6      4.6        5.8        4.3
   Selling and marketing ..............  18.2     16.4       16.3       16.9
   General and administrative .........   3.5      2.7        3.4        2.7
                                        -----    -----      -----      -----
                                         27.3     23.7       25.5       23.9
                                        -----    -----      -----      -----

Income from operations ................  16.6     17.9       18.3       19.3
Other income, net......................   0.9      0.8        0.9        0.9
                                        -----    -----      -----      -----
Income before income taxes ............  17.5     18.7       19.2       20.2
Provision for income taxes ............   7.0      7.5        7.7        8.1
                                        -----    -----      -----      -----
Net income ............................  10.5%    11.2%      11.5%      12.1%
                                        =====    =====      =====      =====

Sales

Sales increased 31% to $60.4 million in the second quarter of 1996 from $46.2 million in the second quarter of 1995. For the six months ended June 30, 1996, sales increased 17% to $112.1 million from $95.7 million for the same period in 1995. These increases resulted from higher direct fulfillment, telco and retail unit sales. In particular, the Company undertook a number of major telemarketing and direct mail promotions with Southwestern Bell. Additionally, Bell Atlantic and K-Mart initiated significant Caller ID promotions utilizing the Company's products. The Company expects that direct marketing programs will continue to be a significant source of sales in future quarters.

Gross margin

Cost of sales includes primarily the cost of finished goods purchased from the Company's offshore contract manufacturers. It also includes all costs associated with procuring, warehousing, and distributing the Company's inventory, as well as, costs associated with returned product. Gross margin as a percentage of sales increased from 41.6% in the second quarter of 1995 to 43.9% in the second quarter of 1996. Gross margin for the six months ended June 30, 1996 was 43.8%, an increase from the corresponding 1995 period gross margin of 43.2%. These increases primarily represent higher product margins for direct marketing programs, which are offset by higher selling and marketing expenses, as well as, reductions in the cost of repairing and refurbishing returned product. In January 1996, the Company began outsourcing its product repair and refurbishing to the factories which originally built the product, thereby reducing the Company's overhead. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. The Company believes gross margins may decline over time as a result of increased pricing pressures in certain distribution channels.

Research and development expenses

Research and development expenses primarily consist of salaries for research and development personnel and associated personnel benefits, in addition to tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased 62% to $3.4 million in the quarter ended June 30, 1996, from $2.1 million in the second quarter of 1995. For the six months ended June 30, 1996, research and development expenses were $6.5 million, an increase of 59% over $4.1 million for the same period in 1995. These increases primarily resulted from increased spending on personnel working on development projects, such as, an ADSI terminal, cordless telephones and an Internet phone. Research and development expenses as a percentage of sales increased from 4.6% in the quarter ended June 30, 1995 to 5.6% in the equivalent period of 1996 and from 4.3% in the six months ended June 30, 1995 to 5.8%. The Company expects that research and development expenditures will increase or continue at approximately the same level during the remainder of 1996.

Selling and marketing expenses

Selling and marketing expenses represent primarily personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses for marketing personnel. Selling and marketing expenses increased from $7.6 million in the quarter ended June 30, 1995 to $11.0 million in the comparable period of 1996. Selling and marketing expenses increased from $16.1 million in the six months ended June 30, 1995 to $18.2 million in the same period of 1996. As a percentage of sales, selling and marketing expenses increased from 16.4% in the quarter ended June 30, 1995 to 18.2% in the like period of 1996, and decreased from 16.9% in the six months ended June 30, 1995 to 16.3% in the same period of 1996. The increases in dollar amounts were due principally to the Company significantly expanding its promotion of intelligent network services through several direct mail and telemarketing campaigns resulting in increased advertising and telemarketing agency costs. While the Company anticipates that selling and marketing expenses as a percentage of sales will continue in the near term at approximately the current level, variations in sales mix by distribution channel could cause such percentage to vary in the future.

General and administrative expenses

General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased from $1.3 million in the quarter ended June 30, 1995 to $2.1 million in the comparable period of 1996. For the first half of 1996, general and administrative expenses were $3.8 million versus $2.6 million for the same period in 1995. As a percentage of sales, general and administrative expenses increased to 3.5% in the quarter ended June 30, 1996 from 2.7% in the comparable period of 1995, and in the first six months of 1996 general and administrative expenses were 3.4% of sales, an increase from 2.7% for the corresponding 1995 period. These increases reflect higher spending on legal costs, information systems and administrative staff required to support growth of the Company. The Company believes that general and administrative expenditures will increase or continue at approximately the same level during the remainder of 1996.

Provision for income taxes

The provision for income taxes for all periods in 1996 and 1995 reflects a rate of 40%.

Liquidity and capital resources

         The Company's cash, cash equivalents and short-term investments increased $170 million during the six months ended June 30, 1996, primarily due to the investment of $150 million by an afiliate of Forstmann Little & Co. in the form of newly issued Cidco convertible debt and, to a lesser extent, operating profits. The Company plans to use these funds for general corporate purposes, including working capital. The Company may also use the proceeds for acquisitions of technology, products or companies and to fund research and development activities.

         As of May 1996, the Company increased its line of credit to $25.0 million from $20.0 million, none of which has been drawn down; however, the Company does use the line of credit for standby letters of credit related to the purchase of inventory from offshore contract manufacturers. Total outstanding letters of credit as of June 30, 1996 were $10.0 million. The line is secured by the Company's assets.

         The Company had working capital of $251.2 million as of June 30, 1996 as compared to $91.4 million at December 31, 1995. The Company's current ratio improved from 5.4 to 1, as of December 31, 1995, to 10.0 to 1, as of June 30, 1996. Capital expenditures in 1996 are expected to be funded from working capital currently available. The Company believes its current cash, cash equivalents, short-term investments and line of credit will satisfy the Company's working capital and capital expenditure requirements at least through the end of 1996.

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                  See Index to Exhibits at page 12 below.

              (b) Reports on Form 8-K.
                      The Company filed one report on Form 8-K during the three months ended June 30, 1996 related to the $150 million convertible note due to ID Holding Partnership, L.P. (an affiliate of Forstmann Little & Co.).

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CIDCO INCORPORATED


August 6, 1996                       By:/s/Paul G. Locklin
- --------------                          ----------------------------
     Date                                Paul G. Locklin
                                         President and Chief Executive Officer


August 6, 1996                           /s/Scott C. McDonald
- --------------                           ---------------------------
     Date                                Scott C. McDonald
                                         Executive Vice President,
                                         Chief Operating and Financial Officer
                                         and Secretary

                               CIDCO INCORPORATED

                                INDEX TO EXHIBITS
   Exhibits                                                               Page
   --------                                                               ----
      3.1       Amended and Restated Certificate of Incorporation. (1)      --

      3.2       Amended and Restated By-Laws. (1)                           --

      4         Loan and Security Agreement dated October 21,1994 between   --
                Registrant and Comerica Bank. (2)

      4.2       Loan  Revision/Extension  Agreement  dated May 22, 1996
                between  Registrant and Comerica Bank.                      15

     10.4       Patent License Agreement  dated as of May 1, 1989 between   --
                the Registrant and American Telephone and Telegraph
                Company.(1)

     10.5       Form of Indemnification Agreement. (1)                      --

     10.6       Employment Agreement dated as of January 11, 1994 between   --
                the Registrant and Robert L. Diamond. (1)

     10.7       Employment Agreement dated as of January 11, 1994 between   --
                the  Registrant  and Paul G. Locklin. (1)

     10.8 Employment, Noncompetition and Nondisclosure Agreement -- between the Registrant and Steven L. Landry. (1)

     10.9       Employment Agreement dated as of January 11, 1994 between   --
                the  Registrant and Scott C. McDonald. (1)

     10.12      Agreement dated November 20, 1990 between the Registrant    --
                and Ameritech Services Inc. (1)

     10.13      Agreement  effective  as of December 21, 1992 between the   --
                Registrant  and  Southwestern Bell Telephone Company. (1)

     10.14 Lease dated August 15, 1993 between Thoits Bros., Inc. -- and the Registrant for 220 Cochrane Circle. (1)

     10.16 Lease dated May 31, 1994, between Thoits Bros., Inc. -- and the Registrant for 225 Cochrane Circle,
                Units A, B, C, D, and E. (2)

     10.17 Sublease dated November 18, 1994, between Thoits Bros. -- and the Registrant for 180 Cochrane Circle.(3)

     10.18      Lease dated November 1, 1994, between  Thoits Bros., Inc.    --
                and the  Registrant for 105 Cochrane Circle,
                Units A, B, C, D, and E.(3)

     10.19      Registrant's Amended and Restated 1993 Stock Option Plan.(1) --

     10.20      Registrant's 1994 Directors' Stock Option Plan. (1)          --

     10.21      Registrant's 1994 Employee Stock Purchase Plan. (1)          --

     10.22      Note Purchase Agreement among the  Registrant, ID Holding    --
                Partnership,  L.P. and ID Partnership, L.P. (4)

     10.23      3.75%  Convertible Subordinated Note Due  June 30,  2003     --
                in the principal amount of $150,000,000, issued by the Registrant on June 28, 1996 and made payable to ID Holding Partnership, L.P. (4)

     10.24      Registration  Rights Agreement between the Registrant and    --
                ID Holding  Partnership,  L.P. (4)



- --------------------------
(1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
(2) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1995.
(3) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1995.
(4)  Incorporated herein by reference to the Company's Form 8-K filed
     July 3, 1996.

                                  Exhibit 4.2

                                 THIRD AMENDMENT
                                       TO
                    REVOLVING CREDIT LOAN AGREEMENT (SECURED)


         This Third Amendment to Revolving Credit Loan Agreement (Secured) (this "Agreement") is entered into by and between CIDCO INCORPORATED ("Borrower") and Comercia Bank-California ("Bank") as of this 22nd day of May, 1996, at San Jose, California.

                                    RECITALS

         A. Borrower and Bank have previously entered into that certain Amended and Restated Revolving Credit Loan Agreement (Secured), that certain Loan Revision/Extension Agreement each, dated March 2, 1995, that certain First Amendment to Revolving Credit Loan Agreement (Secured) and that certain Second
Amendment to Revolving Credit Loan Agreement (Secured) dated October 13, 1995 (collectively, the "Agreement") and a Master Revolving Note -Variable Rate - Maturity Date - Obligatory Advances (Business and Commercial Loans Only) dated October 13, 1995 (the "Note").

         B. The Agreement provides for Bank to provide Borrower with a revolving loan (the "Revolving Loan") in an amount not to exceed Twenty Million Dollars ($20,000,000), on the terms set forth more completely in the Agreement and the Note.

         C. The Agreement and the Note provide for a maturity date (the "Maturity Date") of April 1, 1997.

         D. Borrower has requested and Bank has agreed, that Bank will increase the maximum amount of the Revolving Loan from Twenty Million Dollars
($20,000,000) to Twenty-Five Million Dollars ($25,000,000) and to extend the Maturity Date to May 1, 1998.

                                    AGREEMENT

         For good and valuable consideration, receipt of which is hereby acknowledged, the parties agree as set forth below.

         1. Incorporation By Reference. The Recitals and the Agreement are incorporated herein by this reference.

         2. Amendment to Section 1.1.  Definition of Commitment Amount.  Section
1.1 is hereby amended as set forth below.

         The definition of "Commitment Amount" contained in Section 1.1 of the Agreement is hereby amended to provide as follows:

         "Commitment   Amount"  shall  mean,  as  of  any  applicable   date  of
         determination, the sum of Twenty-Five Million Dollars ($25,000,000).

         3. Amendment to Section 2.3.1 of the Agreement. Section 2.3.1 of the Agreement is hereby amended to provide as follows:

         The maximum aggregate drawn (but unreimbursed) and undrawn letters of credit issued pursuant to the Agreement shall not exceed, as of any applicable date of determination, the sum of Twenty-five Million Dollars ($25,000,000).

         4. Extension of Maturity Date. The Maturity Date of the Agreement and the Note shall be and hereby is extended from April 1, 1997 to May 1, 1998.

         5. Execution of New Documents. Concurrently with the execution of this Amendment, Borrower shall execute a Loan Revision/Extension Agreement reflecting that the principal amount of the Agreement and the Note shall be increased to Twenty-five Million Dollars ($25,000,000) and the Maturity Date extended to May 1, 1998. Borrower shall also execute a revised Borrower's Authorization, Corporate Resolutions and Incumbency Certificate-Authority to Procure Loans.

         6. Increase in Loan Fee. Concurrently with the execution hereof, borrower shall pay Bank an additional loan fee of Two Thousand Five Hundred Dollars ($2,500), which brings the total aggregate annual loan fee to Twelve Thousand Five Hundred Dollars ($12,500).

         7. Legal Effect. Except as specifically provided herein and in the documents executed in connection herewith, all of the terms and conditions of the Agreement remain in full force and effect.

         8. Integration. This Amendment is an integrated agreement. This Amendment and the documents executed in connection herewith supersede all prior negotiations and agreements regarding the subject matter hereof and thereof. Any amendments hereto shall be in writing and signed by the parties hereto or thereto.

         IN WITNESS WHEREOF, the parties have executed this Third Amendment to Revolving Credit Loan Agreement (Secured) as of the date first set forth above.

COMERCIA BANK-CALIFORNIA                          CIDCO INCORPORATED


By:  /s/Brandford L. Smith                     By:  /s/Scott C. McDonald
     ------------------------                       -------------------------
        Bradford L. Smith                              Scott C. McDonald
Title:  Assistant Vice President               Title:  Executive Vice President