Form 10-Q
period 1996-09-30
CIDCO INC
filed 1996-11-14
CIK 917639

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.
                                       OR
[   ]   Transition  report pursuant to Section 13(d) or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from __________ to __________.
                         Commission file number: 0-23296


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

                   ------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   x          NO
                              -----           -----
The number of shares outstanding of the Registrant's Common Stock on November 8, 1996 was 14,355,487.
--------------------------------------------------------------------------------

                               CIDCO INCORPORATED

                                      INDEX


PART I.       FINANCIAL INFORMATION                                         Page

         Item 1.  Financial Statements:

                  Balance sheet at September 30, 1996
                      and December 31, 1995 ...................................3

                  Income statement for the three and nine months
                      ended September 30, 1996 and 1995 .......................4

                  Statement of cash flows for the nine months
                      ended September 30, 1996 and 1995 .......................5

                  Notes to unaudited financial statements .....................6

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............7


PART II.      OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ...........................10


SIGNATURES ...................................................................11

Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                               CIDCO INCORPORATED
                                  BALANCE SHEET
                      (in thousands, except per share data)
                                                            Sept. 30,   Dec. 31,
                                                              1996          1995
                                                            ---------   --------
                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .............................   $ 76,149   $ 19,290
   Short-term investments ................................    133,980     21,342
   Accounts receivable, net of allowances for
     doubtful accounts of $3,149 and $3,150 ..............     47,861     49,624
   Inventories ...........................................     15,136     17,916
   Deferred tax asset ....................................      2,974      2,974
   Other current assets ..................................      2,553      1,146
                                                             --------   --------

     Total current assets ................................    278,653    112,292

Property and equipment, net ..............................     14,594     14,112
Other assets .............................................      5,579        747
                                                             --------   --------

                                                             $298,826   $127,151
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................   $ 14,064   $ 11,373
   Accrued compensation ..................................      1,275      2,795
   Accrued liabilities ...................................      3,918      5,627
   Accrued taxes payable .................................      2,918      1,142
                                                             --------   --------

     Total current liabilities ...........................     22,175     20,937
                                                             --------   --------

Convertable note payable .................................    150,000         --

Stockholders' equity:
  Common stock, $.01 par value; 35,000 shares authorized,
      14,353 and 14,133 shares issued and outstanding ....        144        141
   Additional paid-in capital ............................     85,796     83,449
   Retained earnings .....................................     40,711     22,624
                                                             --------   --------

     Total stockholder's equity ..........................    126,651    106,214
                                                             --------   --------

                                                             $298,826   $127,151
                                                             ========   ========

   The accompanying notes are an integral part of these financial statements.



                               CIDCO INCORPORATED
                                INCOME STATEMENT
                (in thousands, except per share data; unaudited)

                                            Three months ended           Nine months ended
                                               September 30,               September 30,
                                        ------------------------     -----------------------
                                           1996           1995          1996         1995
                                        ----------    ----------     ----------      -------
Sales ..............................     $  45,959      $  46,611      $ 158,091   $ 142,314
Cost of sales ......................        23,067         23,404         86,050      77,775
                                         ---------      ---------      ---------   ---------
Gross margin .......................        22,892         23,207         72,041      64,539
                                         ---------      ---------      ---------   ---------
Operating expenses:
    Research and development........         3,193          2,722          9,688       6,821
    Selling and marketing...........        10,275          9,489         28,509      25,605
    General and administrative......         1,824          1,572          5,643       4,164
                                         ---------      ---------      ---------   ---------
                                            15,292         13,783         43,840      36,590
                                         ---------      ---------      ---------   ---------
Income from operations..............         7,600          9,424         28,201      27,949
Interest income.....................         2,821            251          3,829       1,079
Interest expense....................        (1,521)            --         (1,572)         --
                                         ---------      ---------      ---------   ---------
   Other Income, net................         1,300            251          2,257       1,079
Income before income taxes..........         8,900          9,675         30,458      29,028
Provision for income taxes..........         3,560          3,870         12,183      11,611
                                         ---------      ---------      ---------   ---------

Net income..........................     $   5,340      $   5,805      $  18,275   $  17,417
                                         =========      =========      =========   =========

Earnings per share..................     $    0.33      $    0.39      $    1.18   $    1.16
                                         =========      =========      =========   =========

Weighted average shares.............        18,707         15,008         16,306      14,982
                                         =========      =========      =========   =========

   The accompanying notes are an integral part of these financial statements.


                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)
                                                                             Nine months ended
                                                                               September 30,
                                                                            1996          1995
                                                                          ---------     --------
Cash flows provided by operating activities:
   Net income .........................................................   $  18,275    $  17,417
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation .....................................................       3,954        3,554
     Deferred income taxes ............................................        --           (900)
     Changes in assets and liabilities:
       Accounts receivable ............................................       1,763      (20,831)
       Inventories ....................................................       2,780       (9,875)
       Other current assets ...........................................      (1,407)        (940)
       Other assets ...................................................      (4,832)         (72)
       Accounts payable ...............................................       2,691        1,162
       Accrued compensation ...........................................      (1,520)         475
       Accrued liabilities ............................................      (1,709)       4,053
       Income taxes payable ...........................................       1,776         (112)
                                                                          ---------    ---------
           Net cash used in operating activities ......................      21,771       (6,069)
                                                                          ---------    ---------
Cash flows used in investing activities:
   Acquisition of property and equipment ..............................      (4,436)     (10,044)
   Purchase of short-term investments .................................    (112,826)      (6,702)
                                                                          ---------    ---------
           Net cash used in investing activities ......................    (117,262)     (16,746)
                                                                          ---------    ---------
Cash flows provided by financing activities:
   Proceeds from issuance of convertible notes ........................     150,000           --
   Issuance of common stock, net of issuance costs ....................       2,350          711
                                                                          ---------    ---------
           Net cash provided by financing activities ..................     152,350          711
                                                                          ---------    ---------
Net increase (decrease) in cash and cash equivalents ..................      56,859      (22,104)
Cash and cash equivalents at beginning of period ......................      19,290       28,224
                                                                          ---------    ---------
Cash and cash equivalents at end of period ............................   $  76,149    $   6,120
                                                                          =========    =========

Supplemental disclosure of cash flow information:
   Cash paid for interest .............................................   $   1,572    $      --
                                                                          =========    =========
   Cash paid for income taxes .........................................   $   9,835    $  12,623
                                                                          =========    =========

Supplemental disclosure of non-cash investing and financing activities:
   Unrealized gain on investments .....................................   $     188    $     251
                                                                          =========    =========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



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

NOTE 2--INVENTORIES

     Inventories, stated at the lower of cost or market, consisted of (in thousands):
                                                  September 30,     December 31,
                                                       1996             1995
                                                   -----------       ----------
Raw Materials ...............................       $       54       $      247
Finished Goods ..............................           15,082           17,669
                                                    ----------       ----------
                                                    $   15,136       $   17,916
                                                    ==========       ==========

NOTE 3--LONG TERM DEBT

     On June 28, 1996, the Company issued $150 million of 3.75% Convertible Subordinated Notes due June 30, 2003. The notes are convertible into the Company's Common Stock at a conversion rate of one share of Common Stock for each $41.00 principal amount of the notes. The note agreement contains covenants which, among other matters, restrict or limit the ability of the Company to pay dividends or incur indebtedness. Interest on the notes is payable quarterly commencing September 30, 1996. The Company incurred debt issuance costs of approximately $3.2 million which are included in other assets and being amortized over the term of the notes. The notes are considered common stock equivalents in the calculation of earnings per share as presented in Exhibit 11.1.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

     The discussion and analysis which follows and contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of changes in the economy, changes in the Company's product mix and other factors which may be beyond the Company's control. In addition, a number of Regional Bell Operating Companies have recently announced merger plans. The Company is unable to assess the future effect on the Company of these mergers, if consummated, and of other possible consolidations and changes in the telecommunications industry.


Results of Operations

     The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:
                                                   As a Percentage of Sales
                                    Three months ended       Nine months ended
                                      September 30,            September 30,
                                   --------------------    ---------------------
                                     1996         1995       1996         1995
                                   --------    --------    --------    ---------
Sales ..........................      100.0%      100.0%      100.0%      100.0%
Cost of sales ..................       50.2        50.2        54.4        54.7
                                   --------    --------    --------    ---------
Gross margin ...................       49.8        49.8        45.6        45.3
                                   --------    --------    --------    ---------
Operating expenses:
   Research and development ....        6.9         5.8         6.1         4.8
   Selling and marketing .......       22.4        20.4        18.0        18.0
   General and administrative ..        4.0         3.3         3.6         2.9
                                   --------    --------    --------    ---------
                                       33.3        29.5        27.7        25.7
                                   --------    --------    --------    ---------

Income from operations .........       16.5        20.3        17.9        19.6

Interest income.................        6.1         0.5         2.4         0.8
Interest expense................       (3.3)         --        (1.0)         --
                                   --------    --------    --------    ---------
Other income, net...............        2.8         0.5         1.4         0.8
                                   --------    --------    --------    ---------
Income before income taxes .....       19.3        20.8        19.3        20.4
Provision for income taxes .....        7.7         8.3         7.7         8.2
                                   --------    --------    --------    ---------
Net income .....................       11.6%       12.5%       11.6%       12.2%
                                   ========    ========    ========    =========

Sales

     Sales decreased slightly to $46.0 million in the third quarter of 1996 from $46.6 million in the third quarter of 1995. The decrease resulted primarily from lower retail and OEM sales, offset by increases in sales to Bell Atlantic and direct marketing programs with Southwestern Bell. The average selling prices and unit volumes stayed relatively constant. For the nine months ended September 30, 1996, sales increased 11% to $158.1 million from $142.3 million for the same period in 1995. The nine month increase was due to higher unit sales to Bell Atlantic and direct marketing programs with Southwestern Bell, which were offset by lower OEM, international and retail sales. For the nine months ended September 30, 1996, unit sales increased slightly as did average selling prices, the latter due to increased phone sales.
Gross margin

     Cost of sales includes primarily the cost of finished goods purchased from the Company's offshore contract manufacturers. It also includes all costs associated with procuring, warehousing and distributing the Company's inventory, as well as, costs associated with returned product. Gross margin as a percentage of sales was 49.8% in both the third quarter of 1996 and the third quarter of 1995. Gross margin for the nine months ended September 30, 1996 was 45.6%, a slight increase from 45.3% in the corresponding 1995 period. Historically, 49.8% is a high gross margin for the Company. In 1996, direct marketing program sales contributed to this high gross margin, but such sales also carry higher marketing expenses. Gross margin for the third quarter of 1995 was high primarily due to high sales to fulfillment customers and a higher proportion of high-end adjunct units shipped in the quarter. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. The Company believes gross margins may decline over time as a result of increased pricing pressures.

Research and development expenses

     Research and development expenses primarily consist of salaries for research and development personnel and associated personnel benefits, in addition to tooling and supplies for research and development activities. The
Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased 17.3% to $3.2 million in the third quarter 1996 from $2.7 million in the third quarter of 1995. For the nine months ended September 30, 1996, research and development expenses were $9.7 million, an increase of 42.0% over $6.8 million for the same period in 1995. These increases primarily resulted from increased spending on personnel working on development projects, such as an ADSI terminal, cordless telephones and an Internet phone. Research and development expenses as a percentage of sales increased from 5.8% in the quarter ended September 30, 1995 to 6.9% in the equivalent period of 1996 and from 4.8% in the nine months ended September 30, 1995 to 6.1% in the same period of 1996. The Company expects that research and development expenditures will remain at the same level during the remainder of 1996.

Selling and marketing expenses

     Selling and marketing expenses represent primarily personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses for marketing personnel. Selling and marketing expenses increased from $9.5 million in the quarter ended September 30, 1995 to $10.3 million in the comparable period of 1996. Selling and marketing expenses increased from $25.6 million in the nine months ended September 30, 1995 to $28.5 million in the same period of 1996. As a percentage of sales, selling and marketing expenses increased from 20.4% in the quarter ended September 30, 1995 to 22.4% in the like period of 1996, and remained 18% for the nine month periods ended September 30, 1995 and 1996. These increases were due principally to the Company significantly expanding its promotion of intelligent network services through several direct mail, direct response television and telemarketing campaigns resulting in increased advertising and telemarketing agency costs, offset partially by decreases in referral fees and sales commissions. Referral fees declined due to renegotiation of the Ameritech contract in 1995 and sales commissions declined due to a reduction in the number of sales representatives used in certain geographical areas of the retail market. While the Company anticipates that selling and marketing expenses as a percentage of sales will continue in the near term at approximately the current level, variations in sales mix by distribution channel could cause such percentage to vary in the future.

General and administrative expenses

     General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased from $1.6 million in the quarter ended September 30, 1995 to $1.8 million in the comparable period of 1996. For the nine months ended September 30, 1996, general and administrative expenses were $5.6 million versus $4.2 million for the same period in 1995. As a percentage of sales, general and administrative expenses increased to 4.0% in the quarter ended September 30, 1996 from 3.3% in the comparable period of 1995, and in the first nine months of 1996, general and administrative expenses were 3.6% of sales, an increase from the prior year's 2.9%. The quarterly increase reflects higher salary and recruiting costs. In addition, higher legal expenses and spending on information systems contributed to the nine month increase. The Company believes that general and administrative expenditures will remain at approximately the same level during the remainder of 1996.

Provision for income taxes

     The provision for income taxes for all periods in 1996 and 1995 reflects a rate of 40%.

Liquidity and capital resources

     The Company's cash, cash equivalents and short-term investments increased $169 million during the nine months ended September 30, 1996, primarily due to the investment of $150 million by Forstmann Little & Co. in the form of newly issued convertible debt in June 1996 and operating profits.

     As of May 1996, the Company increased its line of credit to $25.0 million from $20.0, none of which has been drawn down; however, the Company does use the line of credit for standby letters of credit related to the purchase of inventory from offshore contract manufacturers. Total outstanding letters of credit as of September 30, 1996 were $9.9 million. The line is secured by the Company's assets.

     The Company had working capital of $256.5 million as of September 30,1996 as compared to $91.4 million at December 31, 1995. The Company's current ratio improved from 5.4 to 1, as of December 31, 1995, to 12.6 to 1, as of September 30, 1996. Planned capital expenditures for the remainder of 1996 are not expected to be material. The Company believes its current cash, cash equivalents, short-term investments and line of credit will satisfy the Company's working capital and capital expenditure requirements at least through the next twelve months.
                                       9

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                  See Index to Exhibits at page 12 below.

              (b) Reports on Form 8-K.
                      The Company filed no reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CIDCO INCORPORATED


November 8, 1996                       By:/s/Paul G. Locklin
----------------                          ------------------
     Date                                 Paul G. Locklin
                                           President and Chief Executive Officer


November 8, 1996                          /s/Scott C. McDonald
----------------                          --------------------
     Date                                 Scott C. McDonald
                                          Executive Vice President,
                                          Chief Operating and Financial Officer
                                          and Secretary


November 8, 1996                          /s/Richard D. Kent
----------------                          ------------------
     Date                                 Richard D. Kent
                                          Vice President, Corporate Controller
                                          and Chief Accounting Officer


                               CIDCO INCORPORATED

                                INDEX TO EXHIBITS
    Exhibits                                                                                                 Page
    --------                                                                                                 ----
       3.1        Amended and Restated Certificate of Incorporation. (1)                                        --

       3.2        Amended and Restated By-Laws. (1)                                                             --

       4.1       Second Amendment to Revolving Credit Loan Agreement dated October 13,1995 between             --
                 Registrant and Comerica Bank. (4)

      10.4       Patent  License  Agreement  dated as of May 1, 1989 between the  Registrant and American      --
                 Telephone and Telegraph Company. (1)

      10.5       Form of Indemnification Agreement. (1)                                                        --

      10.6       Employment  Agreement  dated as of January 11, 1994 between the Registrant and Robert L.      --
                 Diamond. (1)

      10.7       Employment  Agreement  dated as of January 11, 1994 between the  Registrant  and Paul G.      --
                 Locklin. (1)

      10.8       Employment,  Noncompetition  and  Nondisclosure  Agreement  between the  Registrant  and      --
                 Steven L. Landry. (1)

      10.9       Employment  Agreement  dated as of January 11, 1994 between the  Registrant and Scott C.      --
                 McDonald. (1)

      10.12      Agreement dated November 20, 1990 between the Registrant and Ameritech Services Inc. (1)      --

      10.13      Agreement  effective  as of December 21, 1992 between the  Registrant  and  Southwestern      --
                 Bell Telephone Company. (1)

      10.14      Lease dated August 15, 1993  between  Thoits  Bros.,  Inc.  and the  Registrant  for 220      --
                 Cochrane Circle. (1)

      10.16      Lease  dated May 31,  1994,  between  Thoits  Bros.,  Inc.  and the  Registrant  for 225      --
                 Cochrane Circle, Units A, B, C, D, and E. (2)

      10.17      Sublease  dated  November 18, 1994,  between  Thoits Bros.  and the  Registrant  for 180      --
                 Cochrane Circle. (3)

      10.18      Lease dated  November 1, 1994,  between  Thoits Bros.,  Inc. and the  Registrant for 105      --
                 Cochrane Circle, Units A, B, C, D, and E. (3)

      10.19      Registrant's Amended and Restated 1993 Stock Option Plan. (1)                                 --

      10.20      Registrant's 1994 Directors' Stock Option Plan. (1)                                           --

      10.21      Registrant's 1994 Employee Stock Purchase Plan. (1)                                           --

      10.22      Agreement dated January 1, 1995 between the Registrant and Ameritech Services Inc. (4)        --

      10.23      Standard Form of Office Lease between  Registrant and 400 Columbus Avenue, LLC dated May      --
                 19, 1995. (4)

      11.1       Computation of Earnings Per Share.                                                            13


(1)  Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
(2)  Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1994.
(3)  Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
(4)  Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.

     EXHIBIT 11.1


                               CIDCO INCORPORATED
                        COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)

                                                                   Three months ended          Nine months ended
                                                                      September 30,                September 30,
                                                                ------------------------     ------------------------
                                                                   1996           1995          1996           1995
                                                                ---------      ---------     ---------      ---------

 Net income..............................................       $   5,340      $   5,805     $  18,275      $  17,417

 Adjustment to net income to exclude interest expense on
 convertible notes, net of income tax....................             913             --           943             --
                                                                ---------      ---------     ---------      ---------

 Adjusted net income.....................................       $   6,253      $   5,805     $  19,218      $  17,417
                                                                =========      =========     =========      =========
 Weighted average shares outstanding:
    Common Stock ........................................          14,336         14,101        14,256         14,073
    Common stock issuable upon exercise of stock options
                                                                      712            907           790            909
    Common stock issuable on conversion of convertible
    notes ...............................................           3,659             --         1,260             --
                                                                ---------      ---------     ---------      ---------
 Weighted average shares and equivalents outstanding ....
                                                                   18,707         15,008        16,306         14,982
                                                                =========      =========     =========      =========
 Earnings per share......................................       $    0.33      $    0.39     $    1.18      $    1.16
                                                                =========      =========     =========      =========

                                                                 13