Form 10-K
period 1996-12-31
CIDCO INC
filed 1997-03-28
CIK 917639

================================================================================
This manually signed original report consists of 40 sequentially numbered pages. The exhibit index is contained on pages 36 and 37 of this report.
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                Annual report pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 for the
                      fiscal year ended December 31, 1996.

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

                    ----------------------------------------


        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X           NO
                           _______          ______
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock at $14.38 on March 13, 1997: $207,685,000

Number of shares outstanding of the Registrant's Common Stock on March 13, 1997:
14,442,622
                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's   definitive  Proxy  Statement  for  its  1997  Annual  Meeting  of
Shareholders is incorporated by reference into Part III (Items 11, 12, and 13) hereof.

--------------------------------------------------------------------------------

                               CIDCO INCORPORATED

                                      INDEX

PART I.                                                                    Page

        Item   1.  Business ..................................................3

        Item   2.  Properties ...............................................11

        Item   3.  Legal Proceedings ........................................11

        Item   4.  Submission of Matters to a Vote of Security Holders ......11


PART II.

        Item 5.  Market for Registrant's Common Stock and Related Stockholder
                           Matters ..........................................12

        Item 6.  Selected Financial Data ....................................13

        Item 7.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.........................14

        Item 8.  Financial Statements and Supplementary Data ................18

        Item 9.  Changes in and Disagreements With Accountants on Accounting
                           and Financial Disclosure .........................32


PART III.

        Item 10. Directors and Executive Officers of the Registrant .........33

        Item 11. Executive Compensation .....................................35

        Item 12. Security  Ownership  of  Certain  Beneficial  Owners  and
                           Management........................................35
        Item 13. Certain Relationships and Related Transactions .............35


PART IV.

       Item 14.  Exhibits,  Financial  Statement  Schedules  and  Reports  on
                           Form 8-K...36


SIGNATURES ..................................................................38

                                     Part I.


Item   1.     Business

         CIDCO Incorporated ("Cidco" or the "Company") designs, develops and markets subscriber telephone equipment that supports intelligent network services being promoted by telephone operating companies ("telcos"). The Company's first area of focus has been Caller ID, a service that allows subscribers to view the telephone number and name of the calling party before the call is answered. The Company's Caller ID products connect directly into subscribers' telephone lines, receive complex network signaling and display call information on a liquid crystal display ("LCD"). Since the introduction of its first Caller ID unit in 1989, the Company has become the leading provider of Caller ID equipment, having sold more than fourteen million units.

         The Company has developed or is currently developing a number of new products for existing and future telephone services, including a family of intelligent feature telephones, first introduced in September 1994. These phones support an entire package of network services including Caller ID, Call Return, Call Forwarding, and Voice Mail in a single device. In addition, the Company has introduced a display unit that combines two of the most popular services, Caller ID and Call Waiting, into a unit which essentially provides "visual call waiting".

         The Company's most recent products include a screenphone with a large display capable of accommodating Bellcore Analog Display Services Interface ("ADSI") scripts, which enable phone companies to provide sophisticated advanced telephone transaction and e-mail services; and the iPhone, developed in conjunction with InfoGear Technology, which provides Internet access without using a computer.

          Cidco sells its products to individual subscribers through direct fulfillment relationships with certain regional Bell operating companies ("RBOCs"), to telcos directly, to major national and regional retailers and to original equipment manufacturers ("OEMs"). Cidco's customers include Ameritech Services, Inc. ("Ameritech"), A&A Int'l (Radio Shack), Bell Atlantic Teleproducts ("Bell Atlantic"), Bell South Corporation ("Bell South"), K-Mart, GTE, SBC Communications, Inc. ("Southwestern Bell"), US West Communications, Inc. ("US West"), Telia Systems A.B., and Walgreens.

Industry Background

         Prior to its court-mandated break-up in 1984, AT&T was a regulated monopoly that provided local and long distance services, and customer telephone equipment to over two-thirds of the telephone subscribers in the United States. Today's competitive telecommunications industry has evolved principally as a result of AT&T's divestiture of the RBOCs. The RBOCs, which currently account for approximately 77% of local telephone access lines in the United States, and independent telcos, such as GTE, provide standard dial tone service and local telephone access lines. Interexchange carriers, such as AT&T, MCI Corp. and Sprint, provide long distance services. Since the divestiture, AT&T (and its recently spun off affiliate Lucent Technologies) has continued to sell switching equipment and telephone equipment, while the RBOCs have been prohibited from manufacturing any type of telephony equipment. This prohibition has been eliminated by the Telecommunications Act of 1996, although final implementing regulations have not yet been issued by the Federal Communications Commission ("FCC"). The RBOCs have been permitted to sell telephony equipment manufactured by others bearing the RBOC's tradename and may purchase network equipment from vendors other than AT&T. Consumers are no longer required to lease telephones from AT&T and now purchase telephone equipment from numerous suppliers, including retail stores. The AT&T divestiture, therefore, resulted in not only a more deregulated telephone service industry, but also a more dynamic and competitive telephony equipment industry in the United States.

         The RBOCs and the independent telcos have approached saturation levels for the installation of local telephone access lines, thus limiting future growth of their core business. In order to supplement growth in revenues from standard dial tone service within their respective service areas, the RBOCs and the independent telcos have offered intelligent network services for which they can charge their subscribers additional monthly fees. In addition, the telcos have used these services to respond to increased competition from alternative service providers such as cellular companies, cable companies, data transmission companies and competitive access providers by differentiating their services and creating consumer awareness and customer loyalty.

         Although services such as call waiting, call forwarding and speed dialing have been available for over ten years, more recent investments by the telcos to upgrade their networks and accommodate new signaling technologies have enabled the rapid introduction of intelligent network services known as CLASS (custom local area signaling services). These services include:

      o Caller ID, which displays information about an incoming call (including the number and name of the caller and the time and date of the call) on a display screen built into the telephone or a separate display unit connected to the telephone;

      o Repeat Dialing, which continues to dial a busy number until the connection is made;

      o Selective Call Forward, which lets the subscriber preselect certain numbers to be forwarded to another number;

      o Automatic Call Back, which automatically dials the number of the last incoming call;

      o  Selective  Call  Block,   which  lets  the  subscriber  select  certain
         telephone numbers to be blocked;

      o Distinctive Ringing, which lets the subscriber preselect numbers to ring with a distinctive-sounding ring;

      o Call Trace, which allows a subscriber to have a call traced by the telephone company; and

      o Caller ID on Call Waiting, which allows the subscriber to utilize Caller ID service to identify an incoming call while already engaged in a telephone conversation.

         In addition to these CLASS services, the Company believes important future services will include information services, transaction services, messaging services and call management services, accessed via ADSI protocols and the Internet.

         The ability of telcos to achieve high penetration levels for intelligent network services, especially Caller ID, is dependent, in part, upon the availability of a new generation of subscriber telephone equipment. Most existing telephones discourage use of these current and future services because they require subscribers to remember and dial sequences of symbols and numbers to access the services. Such telephones are also incapable of receiving the complex network signaling required for Caller ID service and other future services and do not have a display screen and controls for viewing and managing call information. Therefore, a market for a new generation of user-friendly, intelligent, network-compatible subscriber telephone equipment has emerged.

         This new generation of subscriber telephone equipment must operate reliably over a wide range of telephone network conditions. Although general specifications exist for Caller ID and other intelligent network services, network variations among telcos often require manufacturers to debug and field test their products on various telephone networks in order to ensure that their equipment operates properly throughout these networks and meets the high standards of reliability and compatibility required by the telcos.

         Traditional consumer telephone suppliers, which sell primarily through retailers, have focused on the types of high volume "generic" equipment that are most suitable for such a distribution channel. However, the market for intelligent network subscriber telephone equipment currently relies in significant part on specialized distribution arrangements and requires close working relationships with the RBOCs and independent telcos to address compatibility issues promptly as they arise. This created an opportunity for entrants in the market for intelligent network subscriber equipment.

Caller ID Service

         Caller ID service, first introduced by New Jersey Bell in 1987, was the first intelligent network service to require specialized subscriber telephone equipment. Caller ID not only requires compatibility with complex network signaling, but also a screen on which to display Caller ID information. Originally, Caller ID service provided only the number of the party initiating the call and transmitted data only within local area networks ("LATA"s). Since the early 1990's, certain telcos have offered both number and name identification. In December 1995, the FCC mandated that Caller ID service be supported nationally. California instituted Caller ID service in mid 1996, making the service available in all 50 states, the District of Columbia and Puerto Rico. Additionally, Caller ID on Call Waiting was first introduced in late 1995. This service allows the subscriber to utilize Caller ID service to identify a second incoming call while already engaged in a telephone conversation.

         Penetration for Caller ID service has increased as necessary approvals by state public utility commissions have been obtained and as the telcos have upgraded their switches and implemented new signaling technologies. Caller ID service is also currently available in most of Canada and has been introduced in Mexico, Hong Kong, Israel, New Zealand, Australia, Chili, France, Singapore, Sweden and the United Kingdom. During 1997, Caller ID service is expected to be introduced in a number of additional countries.


Strategy

         The Company's objective is to envision, produce and distribute the range of products that will become the primary telephony and communication appliances utilized by customers of telephone operating companies. To achieve this objective, the Company has developed the following strategy:

 Leverage relationships with RBOCs, and independent telcos

         The Company believes that it has established close working relationships with certain RBOCs and independent telcos, which enable the Company to design its products to be compatible with the existing and evolving telco networks. These relationships allow the Company to understand variations between networks and to design its products to operate reliably over a wide range of network conditions. In addition, these relationships permit the Company to design products to meet emerging standards and to respond to new intelligent network services being introduced.

 Enhance and expand distribution relationships with RBOCs

         The Company has developed direct fulfillment relationships with certain RBOCs, which allow it to market its equipment together with intelligent network services and leverage the efforts of the RBOCs to market these services. Cidco has experienced accelerated sales growth in regions where it maintains direct fulfillment relationships. These fulfillment arrangements differ by RBOC, but typically allow subscribers to purchase equipment with Caller ID service through one phone call to an RBOC sales representative. In general, the RBOC representative takes the customer's order for a Cidco product or connects the subscriber to a Cidco sales representative through an on-line transfer. The Company intends to develop direct fulfillment relationships with additional RBOC's and to leverage existing and future fulfillment relationships as it introduces new products.

 Expanded cooperative marketing efforts

The Company has initiated joint marketing efforts with several RBOC's and independent telco's to attract new subscribers. Through these programs, Cidco contacts potential customers using outbound telemarketing, direct response television and direct mail promotions. The RBOC pays the Company a commission to acquire new Caller ID service subscribers. Frequently these programs involve offering the subscriber a free Caller ID adjunct unit provided by the Company if they sign up to receive Caller ID service. An increasing proportion of the Company's sales of adjunct Caller ID units are being generated by these Cidco direct marketing programs.

 Design high quality, innovative products

         Besides requiring compatibility with the telcos' networks, Cidco's customers also demand high quality products that are innovative, easy to use and have consumer appeal. The design, functionality and aesthetic characteristics of Caller ID and advanced telephone products can impact acceptance of Caller ID and other services by customers and have become important criteria to the telcos in choosing companies with which to develop direct fulfillment relationships. Cidco believes that its ability to satisfy technological and ergonomic design requirements is one of the factors that has enabled it to develop direct fulfillment relationships with most RBOCs and independent telcos. The Company intends to continue to emphasize quality, innovation and ease of use in its product design.

 Provide high quality support and service

         The Company believes its ability to provide high quality support and service has contributed to its success in developing and retaining its RBOC and telco relationships. The Company intends to continue to provide high quality support and service to telco subscribers, who expect the same level of support and service that they receive from the telcos.

 Be a low cost producer of intelligent network subscriber telephone equipment

         The Company has benefited from its ability to reduce manufacturing costs by engineering products for high volume assembly and by stressing low cost manufacturing design while maintaining quality, consistency and reliability. The Company has sold more than fourteen million Caller ID products to date, and believes that its acquired knowledge will permit it to maintain low manufacturing costs for its products, in the current market conditions.


Products

         The Company introduced its first Caller ID unit in 1989. Since 1989, the Company has broadened its Caller ID product family to include a variety of models including stand-alone display units and screenphones with Caller ID capability built in. To date, all of the Company's sales have been generated from its Caller ID based products. These products include Caller ID Feature Phones and a Caller ID Cordless Phone, which together accounted for 27 percent of sales during the year ended December 31, 1996. Additional advanced screenphone products and an Internet access telephone will be introduced in 1997.

         Cidco's Caller ID and screenphone products display all transmitted information before the incoming phone call is answered and store the call information in memory. Among the features available on the Company's products are backlit screens for easy viewing, memory capacity for up to 100 calls, a "blocked call/new call" light, bilingual display and a "message waiting alert" light that indicates to a network voice mail subscriber that new voice mail messages have been received. The Company pioneered OTV(R) (one-time viewing), which allows the screen on the Company's Caller ID units to display all Caller ID information at one time. Additionally, the Company's latest product includes Caller ID on Call Waiting. This allows the caller to utilize Caller ID service to identify an incoming call while already engaged in another telephone conversation. The Company's Caller ID units are compatible with the major switches currently in use in the United States, including those manufactured by AT&T, Northern Telecom, Siemens A.G. and L.M. Ericsson.

         The Company's family of Caller ID products includes the following principal models:

                  Memory                                                      Typical
Model No.        Capacity         Product Features                          Retail Price

PA-25            25 Calls         OTV(R)(One-Time  Viewing);
                                  New Call/Blocked  Call; LCD               $30.00 - $40.00
                                  Contrast Adjustment; Compact
                                  design

JA-25            25 Calls         OTV(R), New Call/Blocked Call
                                  Light;  LCD  Contrast Adjustment          $40.00 - $50.00


JA-60            60 Calls         OTV(R), New Call/Blocked Call
                                  Light; Bilingual English/Spanish;         $50.00 - $60.00
                                  LCD Contrast Adjustment

SB-99            99 Calls         OTV(R),   New   Call/Blocked              $60.00 - $70.00
                                  Call   Light;   Bilingual
                                  English/Spanish; LCD Contrast
                                  Adjustment; Back light Display;
                                  Message Waiting Alert Light

CW-99            99 Calls         OTV(R), Caller ID/Call Waiting;           $80.00 - $90.00
(Caller ID                        MEC (Multiple extension
on Call                           capability);  New Call/Blocked
Waiting Adjunct)                  Call Light;  Bilingual English/
                                  Spanish; LCD  Contrast  Adjustment;
                                  Message Waiting Alert Light

SA-100A-27       100 Calls        OTV(R),  Two Line Capability;             $90.00 - $100.00
                                  New  Call/Blocked Call Light;
                                  Bilingual English/Spanish; LCD
                                  Contrast Adjustment

CT-25R           25 Calls         OTV(R), New Call/Blocked Call             $90.00 - $100.00
(Caller ID                        Light; Bilingual English/Spanish;
Feature Phone)                    LCD Contrast Adjustment; 20 Speed
                                  LCD Memory

CT-100           30 Calls         OTV(R), New  Call/Blocked  Call           $120.00 - $140.00
(Caller ID                        Light; Message  Waiting Alert Light;
Speakerphone)                     LCD Call Contrast  Adjustment;
                                  3-way Calling; Forwarding;  Volume
                                  Adjustment; Busy Redial; 50 Number
                                  Directory

CL-500CWi        25 Calls         OTV(R); Bilingual  English/Spanish;       $180.00 - $210.00
(Caller ID                        One-touch access to Voice Mail;
Cordless Phone)                   Repeat Dialing;  Call Forwarding;
                                  Caller ID/Call  Waiting;  Message
                                  Waiting  Indication/Visual Message
                                  Waiting; Line in Use Indicator Light;
                                  Charge Indicator Light

CST-2000         50 Calls         Message  Waiting  display;  Platform      $250.00 - $300.00
(ADSI                             for visual voice mail, home banking,
Screenphone)                      stock quotes,  etc.; 14 one touch
                                  Speed Dial keys; Directory stores 100
                                  entries alphabetically; Redial list saves
                                  and redials last 7 dialed numbers; Auto
                                  name-matching from Directory or Speed
                                  Dial List.

Distribution

         The Company's distribution strategy is to make its products available to potential end users through multiple distribution channels. These channels are:

 Direct Fulfillment Arrangements

         The Company currently has direct fulfillment arrangements with Southwestern Bell, Ameritech, US West and, in 1997, Nynex. In most instances, the RBOC sales representatives sell both network services and Cidco equipment to customers and transmit equipment orders to Cidco electronically on a daily basis. The Company then ships its equipment directly to the customers and bills the RBOC, which, in turn, bills its customers. As part of these fulfillment relationships, Cidco provides toll free after-sales service and support to help the customer understand how to utilize the Caller ID service and equipment.

         The Company continually seeks to strengthen its current RBOC marketing alliances and to develop new alliances. The Company has found through experience that sales of Caller ID service and equipment are more successful when the customer can purchase both Caller ID service and equipment from a single source, especially when payment for equipment can be made on an installment basis through the customer's phone bill. The Company has found that customer satisfaction with Caller ID service is enhanced when the customer receives Caller ID equipment promptly after ordering the service and is provided a toll free number for after-sales service and support. For these reasons, the Company believes its inbound telemarketing and fulfillment arrangements will continue to be an important marketing channel for its products.

 Joint Marketing Arrangements

         The Company has expanded its cooperative marketing efforts with Southwestern Bell , Bell Atlantic, US West and, in 1997, GTE. Under these efforts, the Company coordinates sales campaigns involving the use of television and radio advertising, consumer mailings and telemarketing to sell RBOC services which utilize the Company's products. Sales attributed to these direct marketing efforts are an increasing portion of adjunct business.

 Direct Sales to Telcos

         Through its direct sales force, the Company sells Caller ID units in quantity to a number of telcos, either under the Cidco name or the respective telcos' logo. The Company sells its products directly to most of the major independent telcos in the United States, including GTE; as well as to Canadian and international telephone companies.

 Retail/OEM Sales

         The Company sells to national, regional and local retailers and OEM customers. A substantial portion of the Company's retail sales are made through manufacturers' representatives or distributors with the support of the Company's sales personnel. Cidco's OEM customer include Lucent Technologies and Radio Shack. The Company's major U.S. retail customers include K-Mart, Target Stores, Walgreens Company, Office Depot and Price/Costco.

 Significant Customers

         For the year ended December 31, 1996, sales to Southwestern Bell, Ameritech (or their Caller ID service subscribers) and Bell Atlantic represented 36.5%, 19.2% and 11.8%, respectively, of the Company's sales. In 1995, sales to Ameritech and Southwestern Bell represented 32.3%, and 32.1%, respectively, of the Company's sales.


Product Development

         The Company's product development efforts are focused on new products that support additional intelligent network services, product enhancements, international standards compliance and the continued improvement of hardware components to reduce manufacturing costs. For example, in 1996 the Company introduced an ADSI telephone, a Caller ID on Call Waiting corded telephone and a cordless Caller ID on Call Waiting telephone. The ADSI technology will enable subscribers to utilize current intelligent network services for call management and future informational and transactional services.

         The Company's product development group is experienced in engineering products for high-volume assembly, stressing low-cost manufacturing design while maintaining quality, consistency and reliability. The Company's products utilize proprietary electrical, mechanical and software design. The Company's ability to emulate various telephone switch signaling characteristics through specially designed test equipment in its development facility, together with its field test program, enable it to develop products that are compatible with the various telephone networks. This capability is crucial to the Company's continued success.

         In 1996, the Company invested in InfoGear Technology Corporation ("InfoGear"). The Company also entered into a joint development agreement with InfoGear to develop the iPhone. The iPhone is a high-end telephone that combines access to advanced telephone services, the Internet and e-mail in a single, easy-to-use platform. Under the agreement, the Company contributed advanced telephony technology and manufacturing and marketing expertise, while InfoGear provided the client/server software and user interface. The iPhone was conceived by engineers at National Semiconductor Corporation, who have licensed the technology to InfoGear and are also equity shareholders in InfoGear.

         In 1994, 1995 and 1996, the Company's research and development expenditures were $5.2 million, $9.7 million and $13.2 million, respectively. Research and development expenses primarily have represented salaries for research and development personnel, associated personnel benefits and tooling and supplies for research and development activities.

         At December 31, 1996, 63 employees were engaged in product development. There can be no assurance that the Company's product development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product introductions by others.


Manufacturing

         The Company's manufacturing operations are limited to the testing, quality control and shipping of finished products. The Company presently uses third party contract assembly companies located in Bangkok and Korat, Thailand; Batam, Indonesia; Dan Shui Zhen, Canton, China; and Jahoz Bahan, Malaysia to manufacture its products. All of these manufacturers have been certified pursuant to ISO 9002. The Company's manufacturers perform comprehensive inspection, testing and statistical process control testing, utilizing the Company's internally designed automated testing equipment. To date, the Company has not experienced significant product warranty returns.

         Many of the key components used in the Company's products are currently being purchased from single sources. The Company has developed a proprietary microcontroller which is produced by an independent foundry Company in multiple locations under contract with the Company to ensure adequate supply. The Company uses unique Application Specific Integrated Circuits ("ASIC") in its individual products. The inability to obtain sufficient quantities of components or comparable products as required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, operating results and financial condition.

Competition

         The market for the Company's products is highly competitive and subject to rapid technological change. At present, the Company's principal competitors in the market for Caller ID display units are Intellidata Technologies Corporation, Bell South Products, Nortel, Southwestern Bell Freedom Phone and Thomson ("GE"). The Company's Caller ID products also compete with Caller ID telephones manufactured by AT&T, Nortel, Panasonic, Sony, Thomson and others. The Company expects competition to increase in the future from existing and new competitors, possibly including current customers. Most of these current and potential competitors have substantially greater financial, marketing and technical resources than the Company. Increased competition could materially and adversely affect the Company's results of operations through price reductions and loss of market share. There can be no assurance that the Company will be able to continue to compete successfully against its existing competitors or that it will be able to compete successfully against new competitors.

         The Company believes that the principal competitive factors in its market are knowledge of the requirements of the various telcos, product reliability, product design, customer service and support, and product price relative to performance. The Company believes it presently competes favorably with respect to each of these factors.


Government Regulation

         The sale of Caller ID services by telcos is subject to regulation by state public utilities commissions and other regulatory authorities. Protests from special interest groups that object to Caller ID on the basis of privacy have been effective in slowing down the regulatory approval process. To facilitate the implementation of Caller ID service, many telephone companies already offer or plan to offer a "call blocking" service. Under call blocking, callers can block the display of their numbers on a per-line or per-call basis. To date, all 50 states and Washington D.C. have implemented Caller ID regulations with per-call blocking, per-line blocking or both.

Patents, Proprietary Rights and Licenses

         The Company has acquired one patent related to core Caller ID technology, and has two patents issued on its new Caller ID/Call Waiting extension protocol. The Company currently has eight patent applications on file with the US Patent and Trademark Office and several foreign filed patent applications based on its US filings. The Company is presently initiating a licensing program under its current patent portfolio.

         The Company relies to a certain extent on trade secret laws to establish and maintain those proprietary rights which it believes are not reverse engineerable by third parties. Although the Company has obtained confidentiality agreements from all of its employees, including its key executives and engineers in its product development group, there can be no assurance that third parties will not independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access. It is for this reason the Company has organized an internal legal department and is actively pursuing patent protection for its Research and Development efforts.

         A portion of the messaging technology used in the Company's Caller ID products is based on a patent licensed from AT&T on a non-exclusive basis. AT&T reserved the right to use the technology for all purposes relating to businesses of AT&T and its subsidiaries, and receives royalties from sales of the Company's Caller ID products other than to itself or the RBOCs. The Company incurred royalties of $1.4 million, $1.9 million and $1.2 million to AT&T in 1994, 1995 and 1996, respectively. The AT&T license agreement has no expiration date but is terminable by either party. If the AT&T license was terminated and the Company was unable to negotiate a new patent license agreement, the Company would no longer be authorized to manufacture or sell Caller ID products in the United States which fall within the scope of the AT&T patent, other than to the RBOCs or AT&T.

     The Company has a nontransferable, nonexclusive license agreement with Nortel to utilize Nortel's patents for Caller ID on Call Waiting technology. Under the agreement, the Company will pay royalties to Nortel for each licensed product sold, leased or put into use by the Company other than direct sales to Nortel beginning January 1, 1997. The agreement also provided for a one-time payment in full satisfaction of royalties on all units incorporating Nortel's patents which were sold by the Company prior to January 1, 1997. Future royalties are payable at a variable rate based on product type and number of units sold.

     The Company has a nontransferable, exclusive license agreement with Focus Semiconductor ("Focus") to utilize patents for Caller ID technology incorporated in a part used in virtually all products sold by the Company. The Company pays royalties to Focus for each part included in the Company's products beginning in October 1996. Royalties are payable at a variable rate based on the number of parts used. Total Focus royalty expense incurred in 1996 was $397,000.

         The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. In the course of its business, the Company has been approached by parties alleging infringement by its product or technology of the proprietary rights of others. In an effort to reduce the potential for litigation, the Company on occasion is using its own patent portfolio as a basis for negotiating a cross license with patent holders for technology which the Company deems valuable to the Company in the future. For other claims of infringement, the Company utilizes its research and development to design around the claimed technology, or relies on contract indemnification to resolve the matter. In the opinion of management, the outcome of such claims will not have a material adverse effect on the results of operations or financial condition of the Company.

         Additionally, there can be no assurance that third parties will not assert infringement claims against the Company in the future in connection with its products, that any such assertion of infringement will not result in litigation, or that the Company would prevail in such litigation or be able to license any valid and infringed patents of third parties on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to and diversion of effort by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, results of operations and financial condition.

Employees

         At December 31, 1996, the Company employed 416 full-time persons, of whom 63 were engaged in product development, 50 in sales and marketing, 138 in customer service, 128 in operations and 37 in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.


Item  2. Properties

         The Company's principal administrative, development, distribution and support facility is located in Morgan Hill, California and consists of a five building campus of approximately 123,000 square feet under leases which expire between January 1999 and March 2006. The Company owns a 3.24 acre parcel in the same business park. The Company also leases approximately 6,000 square feet of office space in Valhalla, New York, 1,500 square feet of office space in Chicago, Illinois, and 1,200 square feet of office space in St. Louis, Missouri for its sales and customer training activities. These leases expire in May 2000, April 1999 and May 1999, respectively.

Item  3. Legal Proceedings

         In the course of its business, the Company has been named as a defendant in certain actions and could incur an uninsured liability in one or more of them. The amount of any such liability is not determinable or estimable. However, in the opinion of management, the outcome of such litigation will not have a material adverse effect on the results of operations or financial condition of the Company.


Item  4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    Part II.


Item  5. Market for Registrant's Common Stock and Related Stockholder Matters

         Since the initial public offering of the Company's Common Stock on March 3, 1994, the Common Stock has been traded on the Nasdaq National Market under the symbol CDCO.

         The following table sets forth for the periods indicated the high and low closing sales price per share of Common Stock on the Nasdaq National Market as reported by Nasdaq:

1995                                                       High           Low
----                                                      ------         ------
1st Quarter .........................................     $34.25         $23.25
2nd Quarter..........................................     $37.63         $26.38
3rd Quarter..........................................     $39.50         $29.50
4th Quarter..........................................     $36.50         $22.25

1996
----
1st Quarter..........................................     $38.00         $25.88
2nd Quarter..........................................     $41.00         $30.50
3rd Quarter..........................................     $36.00         $15.75
4th Quarter..........................................     $20.13         $16.81

         As of December 31, 1996, there were 104 holders of record of the Company's Common Stock, which does not include those beneficial owners whose shares are held in street or nominee name.

         After completion of the announced stock buyback of up to 1,000,000 shares of the Company's Common Stock, the Company intends to retain all of its earnings to finance future growth. The Company does not anticipate paying any cash dividends in the foreseeable future.

    Effective January 27, 1997, the Company adopted a Shareholder's Rights Plan wherein stock rights will be distributed as a dividend at the rate of one right for each share of Common Stock held on February 14, 1997, the record date for such dividend. The key terms of the Shareholders Rights Plan will be activated if any person acquires 15 percent or more of the Company's Common Stock without the approval of the Company's Board of Directors. Once the Plan is activated, each right will entitle the holder to purchase at a price of $95, a fraction of a share of Preferred Stock which is equivalent to $190 worth of the Company's Common Stock at the then current market value. Any person currently holding 15 percent or more of the stock will be "grandfathered" for existing holdings. The Company's Board of Directors has retained the right to amend the Shareholder's Rights Plan at any time prior to its activation.

Item   6.     Selected Financial Data

  (in thousands, except per share data)                                 Year ended December 31,
                                                  --------------------------------------------------------------
                                                          1996         1995         1994          1993      1992
                                                  ------------ ------------ ------------   ----------- ---------
Statement of Operations Data:

  Sales .......................................    $   215,197  $   193,668  $   100,290   $    34,993 $  15,704
  Research and development (1) ................         13,170        9,709        5,175         3,740     1,157
  Income (loss) from operations (1) ...........         27,236       36,491       19,124         6,772      (149)
  Net income (loss) (2) .......................         18,523       22,613       11,657         4,145      (146)
  Earnings per share (2) ......................    $      1.21  $      1.51  $      0.90   $      0.38 $      --
  Weighted average shares......................         16,893       14,979       13,020        10,777        --
  Dividends ...................................    $        --  $        --  $       --    $     2,389 $      --

                                                                         As of December 31,
                                                   -------------------------------------------------------------
                                                          1996         1995         1994          1993      1992
                                                   -----------  -----------  -----------   ----------- ---------
Balance Sheet Data:
  Cash and cash equivalents ...................    $    26,509  $    19,290  $    28,224   $       475 $   1,027
  Short-term investments ......................         38,560       21,342       19,936            --        --
  Working capital .............................        110,469       91,355       74,003         6,257       361
  Total assets ................................        152,613      127,151      108,598        15,423     4,353
  Mandatorily redeemable Preferred Stock ......             --           --           --        18,740        --
  Stockholders' equity (deficit) ..............    $   128,846  $   106,214  $    81,306   $   (11,258)$     745

QUARTERLY DATA:
                                           Year ended December 31, 1996
                                 ----------------------------------------------
                                    First      Second       Third        Fourth
                                   Quarter     Quarter     Quarter      Quarter
                                 ---------   ---------   ---------    ---------
  Sales ........................ $  51,686   $  60,446   $  45,959    $  57,106
  Gross margin .................    22,623      26,526      22,892       23,339
  Income (loss) from operations     10,550      10,051       7,600         (965)
  Net income ...................     6,570       6,365       5,340          248
  Earnings per share ........... $    0.44   $    0.42   $    0.33    $    0.02

                                            Year ended December 31, 1995
                                  ---------------------------------------------
                                    First      Second       Third        Fourth
                                   Quarter     Quarter     Quarter      Quarter
                                  --------   ---------   ---------     --------
  Sales ........................  $ 49,542   $  46,161   $  46,611     $ 51,354
  Gross margin .................    22,120      19,212      23,207       21,057
  Income from operations .......    10,267       8,257       9,424        8,543
  Net income ...................     6,431       5,181       5,805        5,196
  Earnings per share ...........     $0.43   $    0.35   $    0.39     $   0.35

 (1) Research and development includes a one-time charge of $1,770,000 in May 1993 related to the settlement of an engineering contract.

 (2) Because of the Company's Subchapter S status through April 30, 1993, net income (loss) through the second quarter of 1993 reflects a pro forma provision (benefit) for income taxes as if the Company had been subject to federal income and California franchise taxation as a Subchapter C corporation for that period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

HISTORICAL BACKGROUND

         Cidco was incorporated in July 1988 to design, develop and market subscriber telephone equipment that supports intelligent network services being introduced by Regional Bell Operating Companies ("RBOC"). The Company began operations in 1989, funding its business with a capital investment made by its founders. Prior to its initial public offering in March 1994, the Company financed its growth principally through internally generated funds and short-term borrowings.

         In March 1994, the Company closed an initial public offering of its common stock and had two subsequent public offerings in 1994 resulting in capital infusions to the Company totaling approximately $59.4 million, net of stock offering costs, Preferred Stock redemptions and debt repayment.

         The Company's sales and distribution channels include direct marketing fulfillment programs, standard fulfillment of telephone company orders, and bulk sales directly to telephone companies, retail stores, international accounts and OEM customers. Direct marketing fulfillment programs are sales campaigns run by the Company involving the use of television and radio advertising, consumer mailings and telemarketing to sell RBOC services which utilize the Company's products. In 1996, direct marketing programs resulted in net sales of $54 million. Fulfillment sales, excluding the direct marketing programs, occur when the Company receives an order either electronically or through an on-line transfer of the customer by the RBOC, and the Company ships the requested product directly to the customer. In the case of standard fulfillment sales, the RBOC generates the order by performing the marketing activities themselves. Standard fulfillment sales accounted for 43%, 68% and 50% of sales in 1996, 1995 and 1994, respectively. Direct marketing fulfillment sales totaled 25%, 2% and 0% of sales in 1996, 1995 and 1994, respectively.

         The discussion and analysis which follows contains trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors that may affect future results set forth below and elsewhere in this report.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                                  Year ended December 31,
                                               1996         1995        1994
                                               ----         ----        ----
Sales .....................................    100.0%       100.0%      100.0%
Cost of sales .............................     55.7         55.8        55.1
                                               -----        -----       -----
Gross margin ..............................     44.3         44.2        44.9
                                               -----        -----       -----
Operating expenses:
  Research and development ................      6.1          5.0         5.1
  Selling and marketing ...................     22.2         17.4        17.4
  General and administrative ..............      3.4          3.0         3.3
                                               -----        -----       -----
                                                31.7         25.4        25.8
                                               -----        -----       -----
Income from operations ....................     12.6         18.8        19.1
                                               -----        -----       -----
Other income (expense), net:
  Interest income..........................      3.1          0.6         0.6
  Interest expense.........................     (1.4)          --          --
                                               -----        -----       -----
                                                 1.7          0.6         0.6
                                               -----        -----       -----
Income before income taxes ................     14.3         19.4        19.7
Provision for income taxes ................      5.7          7.7         8.1
                                               -----        -----       -----
Net income ................................      8.6%        11.7%       11.6%
                                               =====        =====       =====

1996 COMPARED TO 1995

 Sales
         Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or retention of certain services provided by the RBOC, and customer credit worthiness. The Company's sales increased 11% to $215.2 million in 1996 from $193.7 million in 1995, primarily due to higher unit sales of the Company's integrated corded and cordless feature phones, which were sold primarily through Ameritech and Southwestern Bell. The average selling price of units sold increased slightly, as unit sales of phones increased as a percentage of sales, while adjunct volumes remained relatively constant. The total fulfillment business remained constant at approximately 70% of sales. However, the Company's direct marketing programs accounted for 37% of the fulfillment sales channel in 1996. In 1995, these direct marketing programs accounted for only 3% of the fulfillment sales channel. The Company anticipates that these direct marketing programs will continue to be a significant source of sales throughout 1997. Additionally, the Company has negotiated significant contracts with GTE for direct marketing programs and Nynex for standard fulfillment business, both of which will begin shipping in 1997.

 Gross margin
         Cost of sales primarily includes the cost of finished goods purchased from the Company's offshore contract manufacturers, as well as, all costs associated with procuring and warehousing the Company's inventory, and royalties payable on licensed technology used in the Company's products. Royalty expense in 1996 was $2.1 million compared with $1.9 million in 1995. Gross margin as a percentage of sales increased nominally to 44.3% in 1996 from 44.2% in 1995. In 1996, direct marketing program sales increased gross margins; however, this increase was offset by a $2.5 million provision for bad debt recorded in the fourth quarter of 1996 when the Company became aware of the additional reserves needed in excess of the original estimates. The Company expects gross margins to vary in the future due to changes in product and distribution mix. The Company believes gross margins may increase in 1997 with the anticipated level of direct marketing programs, which typically have higher gross margins, although pricing pressures in certain distribution channels may offset these increases.

 Research and development expenses
         Research and development expenses represent primarily salaries for personnel, personnel benefits, and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments in tooling. Research and development expenses increased 36% to $13.2 million in 1996 from $9.7 million in 1995, due primarily to increased spending on personnel and new development projects such as ADSI, cordless telephones and advanced screen phones which provide access to the Internet. Research and development expenses as a percentage of sales increased to 6.1% in 1996 from 5.0% in 1995. The Company expects that research and development expenses as a percentage of sales will continue at approximately the current level in 1997.

 Selling and marketing expenses
         Selling and marketing expenses represent primarily personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased to $47.7 million in 1996 from $33.6 million in 1995 and as a percentage of sales increased to 22.2% in 1996 from 17.4% in 1995. These increases were due principally to the Company significantly expanding promotion of intelligent network services through several direct mail, direct response television and telemarketing campaigns resulting in increased advertising and telemarketing agency costs. The Company anticipates that selling and marketing expenses as a percentage of sales will increase significantly in 1997 due to the anticipated level of direct marketing activities.

 General and administrative expenses
         General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased to $7.3 million in 1996 from $5.8 million in 1995. General and administrative expenses increased as a percentage of sales to 3.4% in 1996 from 3.0% in 1995. These increases reflect higher spending on legal costs, information systems and administrative staff required to support the Company's growth. The Company believes that general and administrative expenses as a percentage of sales will continue at approximately the current level in 1997.

Other income (expense), net
         Other income in 1996 principally reflects interest income from the investment of available cash balances which were substantially higher on average in 1996 than in 1995. Other expense consists of interest expense related to the issuance of long-term debt, which was repaid at the end of 1996.

Provision for income taxes
         The provision for income taxes in 1996 and 1995 reflects a rate of 40%.


1995 COMPARED TO 1994

Sales
         The Company's sales increased 93% to $193.7 million in 1995 from $100.3 million in 1994, resulting primarily from higher unit sales through the Company's direct fulfillment programs, as Ameritech and Southwestern Bell continued to promote Caller ID heavily. In particular, higher unit sales of the Company's integrated feature phones contributed substantially to the increase in sales, as Ameritech and Southwestern Bell promoted a combination of intelligent network services utilizing these phones.

 Gross margin
         Gross margin as a percentage of sales decreased to 44.2% from 44.9% in 1994. This decrease was primarily a result of the Company building the infrastructure to handle the volume of shipments and corresponding returns that occur through certain promotions aimed at direct fulfillment customers. Royalty expense in 1995 was $1.9 million as compared with $1.4 million in 1994.

 Research and development expenses
         Research and development expenses increased 88% to $9.7 million in 1995 from $5.2 million in 1994, resulting primarily from increased spending on personnel and new development projects such as ADSI and cordless telephones. Research and development expenses as a percentage of sales decreased from 5.1% in 1994 to 5.0% in 1995, primarily due to the rapid increase in sales.

 Selling and marketing expenses
         Selling and marketing expenses increased from $17.4 million in 1994 to $33.6 million in 1995, due principally to the cost of supporting the Company's rapidly growing fulfillment sales activities and to investments in other marketing channels. In particular, the Company continued its high level of sales support resulting in increased personnel costs. Additionally, the Company initiated the promotion of intelligent network services through several direct mail and telemarketing campaigns resulting in increased advertising and telemarketing agency costs. As a percentage of sales, selling and marketing expenses remained the same at 17.4%.

 General and administrative expenses
         General and administrative expenses increased from $3.3 million in 1994 to $5.8 million in 1995, reflecting additional administrative staff and professional staff required to support the rapid growth of the Company. General and administrative expenses decreased as a percentage of sales from 3.3% in 1994 to 3.0% in 1995.

Other income (expense), net
         Other income (expense), net in 1995 principally reflects interest income from the investment of available cash balances which were substantially higher on average in 1995 than in 1994.

Provision for income taxes
         The provision for income taxes in 1995 reflects a rate of 40%, down from 41% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents increased $7.2 million during 1996 primarily from cash generated from operations of $28.9 million offset by the purchase of short-term investments of $17.4 million and acquisition of property and equipment of $5.5 million. Cash generated from operations of $28.9 million resulted primarily from earnings of $18.5 million, depreciation and amortization of $5.5 million and an increase in accounts payable of $5.5 million.

         The Company had working capital of $110.5 million at December 31, 1996, as compared to $91.4 million at December 31, 1995. The Company's current ratio improved from 5.4 to 1, as of December 31, 1995, to 5.6 to 1, as of December 31, 1996.

         In May 1996, the Company renegotiated its line of credit, increasing the amount of the line to $25 million, none of which has been drawn down. The interest rate on the line of credit is prime less 0.25%. The line is secured by substantially all of the Company's assets. As of December 31, 1996, the Company had not barrowed any funds under the line.

         In June 1996, the Company issued $150 million of 3.75% convertible subordinated notes due June 30, 2003. The notes were convertible into the Company's Common Stock at a conversion rate of one share of Common Stock for each $41.00 in principal amount of the notes. The note agreement contained covenants which, among other matters, restricted or limited the ability of the Company to pay dividends or incur indebtedness. Interest on the notes was payable quarterly commencing September 30, 1996. The notes were fully redeemed on December 30, 1996.

         On January 27, 1997, the Company announced its plans to purchase up to 1 million shares of its outstanding Common Stock. As of February 28, 1997, the Company had repurchased 691,600 shares at an aggregate purchase price of $8.7 million.

         The Company plans to continue to invest in its infrastructure to gain efficiencies and meet the demands of growth. The Company believes its 1997 capital expenditures will be approximately $7 million. The 1997 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, short-term investments and line of credit will satisfy the Company's working capital and capital expenditure requirements through the end of 1997.

 Inflation
         Management believes inflation has not had a material effect on the Company's operations or on its financial condition.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company is not certain whether it has experienced or will experience seasonality in its sales or operating results due to the emerging nature of its markets and rapidly changing sales mix. The Company has experienced and may in the future experience significant fluctuations in sales and operating results from quarter to quarter due to a combination of factors. These factors include: the timing of the initiation of Caller ID, Caller ID on Call Waiting and ADSI service by a telco on a system-wide or regional basis; the timing of significant orders for the Company's products; the extent to which telcos promote Caller ID service and fluctuations in such promotional activities; the success of the Company's own direct marketing programs, in particular, deriving adequate sales and volumes and control of related costs; the addition or loss of distribution channels or outlets; changes in telco service charges for Caller ID service; new product introductions by the Company or its competitors; technical difficulties with telco networks; changes in the Company's product mix or sales mix by distribution channel that may affect sales prices, margins or both; further expansion of the Company's marketing and service operations; disruptions in sources of supply; changes in material costs; regulatory changes; general economic conditions and other factors. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. Because the Company has minimal backlog and its sales in each quarter result primarily from orders received in that quarter, variations in the timing of major orders for the Company's products can cause significant fluctuations in operating results from quarter to quarter.

Item   8.     Financial Statements and Supplementary Data

Index to Financial Statements:

Financial Statements:                                                     Page

           Report of Independent Accountants ...............................18
           Balance Sheet at December 31, 1996 and 1995 .....................19
           Income Statement for the three years
             ended December 31, 1996 .......................................20
           Statement of Stockholders' Equity (Deficit) for
             the three years ended December 31, 1996 .......................21
           Statement of Cash Flows for
             the three years ended December 31, 1996 .......................22
           Notes to Financial Statements ...................................23

Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts .................31

           All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the financial statements or the notes thereto.



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIDCO Incorporated

In our opinion, the financial statments listed in the above index present fairly, in all material respects, the financial position of CIDCO Incorporated at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
San Jose, California
January 27, 1997

                               CIDCO INCORPORATED
                                  BALANCE SHEET
                      (in thousands, except per share data)
                                                                  December 31,
                                                                 1996       1995
                                                                 ----       ----
ASSETS
Current assets:
   Cash and cash equivalents .............................   $ 26,509   $ 19,290
   Short-term investments ................................     38,560     21,342
   Accounts receivable, net of allowances for
    doubtful accounts of $2,966 and $3,150 ...............     48,242     49,624
   Inventories ...........................................     14,555     17,916
   Deferred tax asset ....................................      5,086      2,974
   Other current assets ..................................      1,284      1,146
                                                             --------   --------

     Total current assets ................................    134,236    112,292
Property and equipment, net ..............................     14,118     14,112
Other assets .............................................      4,259        747
                                                             --------   --------
                                                             $152,613   $127,151
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................   $ 16,880   $ 11,373
   Accrued liabilities ...................................      6,211      8,422
   Accrued taxes payable .................................        676      1,142
                                                             --------   --------
     Total current liabilities ...........................     23,767     20,937
                                                             ========   ========

Commitments (Note 8)
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares authorized,
     14,399 and 14,133 shares issued and outstanding .....        144        141
   Additional paid-in capital ............................     87,725     83,449
   Retained earnings .....................................     40,977     22,624
                                                             --------   --------
      Total stockholders' equity .........................    128,846    106,214
                                                             --------   --------
                                                             $152,613   $127,151
                                                             ========   ========

   The accompanying notes are an integral part of these financial statements.

                                INCOME STATEMENT
                      (in thousands, except per share data)

                                                 Year ended December 31,
                                               1996           1995          1994
                                               ----           ----          ----

Sales ...............................     $ 215,197      $ 193,668     $ 100,290
Cost of sales .......................       119,817        108,072        55,227
                                          ---------      ---------     ---------
Gross margin ........................        95,380         85,596        45,063
                                          ---------      ---------     ---------
Operating expenses:
    Research and development ........        13,170          9,709         5,175
    Selling and marketing ...........        47,720         33,634        17,438
    General and administrative ......         7,254          5,762         3,326
                                          ---------      ---------     ---------
                                             68,144         49,105        25,939
                                          ---------      ---------     ---------
Income from operations ..............        27,236         36,491        19,124
                                          ---------      ---------     ---------
Interest income (expense), net:
    Interest income .................         6,729          1,197           634
    Interest expense ................        (3,093)            --            --
                                                                       ---------
                                              3,636          1,197           634
                                          ---------      ---------     ---------
Income before income taxes ..........        30,872         37,688        19,758
Provision for income taxes ..........        12,349         15,075         8,101
                                          ---------      ---------     ---------
Net income ..........................     $  18,523      $  22,613     $  11,657
                                          =========      =========     =========
Earnings per share ..................     $    1.21      $    1.51     $    0.90
                                          =========      =========     =========
Weighted average shares .............        16,893         14,979        13,020
                                          =========      =========     =========

 The accompanying notes are an integral part of these financial statements.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                                 Accretion of     Retained
                                                                   Additional  Preferred Stock    Earnings           Total
                                                 Common Stock       Paid-in      Redemption     (Accumulated     Stockholder's
                                              Shares     Amount     Capital        Values          Deficit)     Equity (Deficit)
                                              ------     ------     -------      --------        ---------      ---------------
Balance at December 31, 1993.................  9,000     $   90    $      --     $  (1,937)     $   (9,411)    $ (11,258)

   Issuance of Common Stock..................  4,950         50      81,083                                       81,133
   Unrealized losses from investments........                                                        (195)         (195)
   Tax benefit from exercise of
     stock options...........................                         374                                            374
   Accretion of Preferred Stock
     redemption values.......................                                         (549)                         (549)
   Redemption of Preferred Stock.............                                        2,486          (2,486)           --
   Employee stock options exercised..........     83         --         144                                          144
   Net income................................                                                       11,657        11,657
                                              ------     ------      ------        ------           ------        ------

Balance at December 31, 1994................  14,033        140       81,601            --            (435)       81,306

   Unrealized gains from investments.........                                                          446           446
   Tax benefit from exercise of
     stock options...........................                         1,114                                        1,114
   Employee stock options exercised..........     85          1         445                                          446
   Employee stock purchase plan..............     15         --         289                                          289
   Net income................................                                                       22,613        22,613
                                              ------     ------      ------         ------          ------        ------

Balance at December 31, 1995................  14,133        141      83,449             --          22,624       106,214
   Unrealized gains from investments.........                                                         (170)         (170)
   Tax benefit from exercise of
     stock options...........................                         1,828                                        1,828
   Employee stock options exercised..........    241          3       1,883                                        1,886
   Employee stock purchase plan..............     25         --         565                                          565
   Net income................................                                                       18,523        18,523
                                              ------     ------      ------         ------          ------       -------

Balance at December 31, 1996................  14,399     $  144   $  87,725      $      --       $  40,977     $ 128,846
                                              ======     ======   =========      =========       =========     =========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED


                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                 Year ended December 31,
                                                                        1996             1995              1994
                                                                        ----             ----              ----
Cash flows provided by (used in) operating activities:
   Net income .............................................         $   18,523        $   22,613       $   11,657
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.........................              5,525             3,597            1,018
     Equity in losses of affiliate.........................                428                --               --
     Deferred income taxes ................................             (2,584)           (1,830)          (1,405)
     Changes in assets and liabilities:
       Accounts receivable ................................              1,382           (14,744)         (26,631)
       Inventories ........................................              3,361            (3,425)          (9,838)
       Other current assets ...............................               (138)              702           (1,538)
       Other assets .......................................               (468)              145              (75)
       Accounts payable ...................................              5,507            (8,381)          15,685
       Accrued liabilities ................................             (2,211)            3,010            3,940
       Accrued taxes payable...............................               (466)             (984)           2,125
                                                                    ----------       -----------       ----------
           Net cash provided by (used in) operating activities          28,859               703           (5,062)
                                                                    ----------        ----------       ----------
Cash flows used in investing activities:
   Acquisition of property and equipment ..................             (5,531)          (10,526)          (7,021)
   Purchase of equity interest in affiliate................             (3,000)               --               --
   Purchase of short-term investments, net ................            (17,388)             (960)         (20,131)
                                                                    ----------        ----------       ----------
           Net cash used in investing activities ..........            (25,919)          (11,486)         (27,152)
                                                                    ----------        ----------       ----------
Cash flows provided by (used in) financing activities:
   Issuance of Common Stock, net of issuance costs.........              2,451               735           81,278
   Proceeds from issuance of long-term debt................            150,000                --               --
   Repayment of long-term debt.............................           (150,000)               --               --
   Tax benefit from exercise of stock options..............              1,828             1,114              374
   Repayment of bank borrowings............................                 --                --           (2,400)
   Redemption of Series A Senior Preferred Stock ..........                 --                --          (13,778)
   Redemption of Series B Junior Preferred Stock ..........                 --                --           (5,511)
                                                                    ----------        ----------       ----------
           Net cash provided by financing activities ......              4,279             1,849           59,963
                                                                    ----------        ----------       ----------
Net increase (decrease) in cash and cash equivalents ......              7,219            (8,934)          27,749
Cash and cash equivalents at beginning of year ............             19,290            28,224              475
                                                                    ----------        ----------       ----------

Cash and cash equivalents at end of year ..................         $   26,509        $   19,290       $   28,224
                                                                    ==========        ==========       ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest .................         $    3,093        $      154       $       27
                                                                    ==========        ==========       ==========
   Cash paid during the year for income taxes .............         $   13,625        $   17,117       $    7,380
                                                                    ==========        ==========       ==========
Supplemental disclosure of non-cash investing and
   financing activities:

   Accretion  of  mandatorily  redeemable  Series A Senior
      and  Series B Junior Preferred Stock redemption values
                                                                            --                --       $      549

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   THE COMPANY

     CIDCO Incorporated (the "Company"), a Delaware corporation, designs, develops and markets subscriber telephone equipment for use with intelligent network services. The Company started its operations in June 1989. The Company sells its products to individual customers through its direct fulfillment relationships with certain Regional Bell Operating Companies ("RBOC"), to telcos directly, to major national and regional retail chains and to OEMs.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents
     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments
     The Company classifies its investment securities as available for sale. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders' equity except those unrealized losses that are deemed to be other than temporary which are reflected in the income statement.

Inventories
     Inventories are stated at the lower of cost or market, cost being determined using the standard cost method (which approximates first in, first out). Substantially all of the Company's inventories consist of finished goods.

Property and equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are stated at cost. Amortization is computed using the straight-line method and the shorter of the remaining lease term or the estimated useful lives of the improvements.

Investments in affiliates
      Investments in affiliates, where the Company owns more than 20 percent but not in excess of 50 percent, are accounted for using the equity method.

New accounting standard
     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30. Adoption of SFAS 121 did not have any impact on the Company's results of operations or financial position.

Warranty costs
     Anticipated costs related to product warranties are charged to income as sales are recognized. The Company has not experienced significant warranty claims to date.

Revenue recognition
     Direct sales and sales through fulfillment arrangements are recognized upon shipment of the product to the customer. Allowances are established to recognize any risk related to the creditworthiness of customers and for estimated returns. Sales through certain promotions aimed at direct fulfillment customers have certain rights of return or are dependent on the customer's retention of certain services provided by the RBOC. The Company reserves for estimated returns or retention from all direct fulfillment customers, including these promotions, at the time of shipment.

Advertising costs
     Advertising costs are expensed as incurred as defined by Statement of Position 93-7, "Reporting on Advertising Costs." Advertising costs for 1996, 1995 and 1994 were $20.7 million, $4.5 million and $2.3 million, respectively.

Income taxes
     The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at the tax rate expected to be in effect when the temporary differences reverse.

Earnings per share
     Earnings per share represent net income, adjusted to add back interest expense on the convertible notes net of taxes when applicable, divided by the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents include shares issuable upon the exercise of stock options (using the treasury stock method) and shares issuable upon conversion of the convertible notes described in Note 7. Stock options, granted between May 4, 1993 and March 10, 1994 at prices lower than the initial public offering price, are included in the calculation as if they were outstanding from inception of the Company through March 10, 1994.

Stock-based compensation
     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note 9.

Concentrations of credit risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of credit exposure to any one financial institution and financial instrument. The Company's trade accounts receivable are derived primarily from sales in the United States, Canada, Europe and the Far East. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

Use of estimates and assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3.   BALANCE SHEET COMPONENTS

                                                                 December 31,
                                                             ------------------
                                                             1996          1995
                                                             ----          ----
                                                               (in thousands)
   Property and equipment, net:
       Land ..........................................  $      866     $    866
       Computers and office equipment ................      14,432       10,317
       Furniture and fixtures ........................       2,123        1,795
       Leasehold improvements ........................       7,181        6,093
                                                        ----------     --------
                                                            24,602       19,071
       Less accumulated depreciation and amortization      (10,484)      (4,959)
                                                        ----------     --------
                                                        $   14,118     $ 14,112
                                                        ==========     ========
   Accrued liabilities:
       Accrued compensation...........................  $    1,799     $  2,795
       Accrued referral fees..........................          31        2,521
       Other..........................................       4,381        3,106
                                                        ----------     --------
                                                        $    6,211     $  8,422
                                                        ==========     ========

NOTE 4.   SHORT-TERM INVESTMENTS

     The Company's short-term investments consist primarily of municipal bonds. As of December 31, 1996, approximately $13 million of such investments had maturities of greater than one year. However, all such securities mature within three years. The cost and fair value of the Company's short-term investments are as follows (in thousands):

                                                                December 31,
                                                         ----------------------
                                                             1996          1995
                                                         --------      --------
Fair value............................................   $ 38,560      $ 21,342
Cost..................................................     38,426        20,924
                                                         --------      --------
Unrealized gains......................................   $    134      $    418
                                                         ========      ========


NOTE 5. INVESTMENT IN AFFILIATE

     During 1996, the Company acquired for $3 million in cash a 33% interest in the outstanding stock of InfoGear Technology ("InfoGear"), a company involved in the development of an Internet phone. The Company's equity in losses of InfoGear for the period ended December 31, 1996 was approximately $428,000, which has been included as a component of research and development expense for the year ended December 31, 1996. The Company has an exclusive right to distribute through RBOC channels any product developed by InfoGear for the 18 month period beginning with the first commercial shipment of such product. As of December 31, 1996, the Company's net investment in InfoGear totaled $2.6 million, which is included as a component of other assets.


NOTE 6.   LINE OF CREDIT

     In May 1996, the Company renegotiated its line of credit, increasing the amount of the line from $20 million to $25 million. Borrowings under the line bear interest at 0.25% below the bank's base rate and the interest is payable monthly. The bank's base rate was 8.25% per annum at December 31, 1996. Borrowings under the line are secured by substantially all of the Company's assets. As of December 31, 1996, the Company had not borrowed any funds under the line.


NOTE 7.   LONG-TERM DEBT

     On June 28, 1996, the Company issued $150 million of 3.75% convertible subordinated notes due June 30, 2003. The notes were convertible into the Company's Common Stock at a conversion rate of one share of Common Stock for each $41.00 in principal amount of the notes. The note agreement contained covenants which, among other matters, restricted or limited the ability of the Company to pay dividends or incur indebtedness. Interest on the notes was payable quarterly commencing September 30, 1996. The notes were fully redeemed on December 30, 1996.


NOTE 8.   LEASES AND COMMITMENTS

Leases
     The Company leases its headquarters, call center and distribution facilities in Morgan Hill, California, under operating leases which expire from 1999 through 2006. The Company also leases sales facilities in New York, under an agreement which expires in May 2000, in Illinois, under an agreement which expires in April 1999 and in Missouri, under an agreement which expires in May 1999.

     Future minimum lease payments under non-cancelable leases at December 31, 1996 were as follows (in thousands):

Year ending December 31,
1997............................................................     $   1,377
1998............................................................         1,422
1999............................................................         1,200
2000............................................................           855
2001............................................................           763
Thereafter......................................................         2,290
                                                                     ---------
Total minimum lease payments....................................     $   8,607
                                                                     =========


     Rent expense for 1996, 1995 and 1994 was $1.4 million, $1.1 million and $638,000, respectively.

Licenses
     The Company has a nontransferable, nonexclusive license agreement with AT&T to utilize AT&T's patent related to data display devices. The Company pays royalties to AT&T for each licensed product sold, leased or put into use by the Company other than direct sales to AT&T, the Regional Bell Operating Companies and other AT&T licensees under the patent. Royalties are payable at a rate of one dollar per unit. Total AT&T royalty expense incurred in 1996, 1995 and 1994 was $1.2 million, $1.9 million and $1.4 million, respectively.

     The Company has a nontransferable, nonexclusive license agreement with Nortel to utilize Nortel's patents for Caller ID on Call Waiting technology. Under the agreement, the Company will pay royalties to Nortel for each licensed product sold, leased or put into use by the Company other than direct sales to Nortel beginning January 1, 1997. The agreement also provided for a one-time payment in full satisfaction of royalties on all units incorporating Nortel's patents which were sold by the Company prior to January 1, 1997. Future royalties are payable at a variable rate based on product type and number of units sold.

     The Company has a nontransferable, exclusive license agreement with Focus Semiconductor ("Focus") to utilize patents for Caller ID technology incorporated in a part used in virtually all products sold by the Company. The Company pays royalties to Focus for each part included in the Company's products beginning in October 1996. Royalties are payable at a variable rate based on the number of parts used. Total Focus royalty expense incurred in 1996 was $397,000.

401(k) plan
     Effective in 1993, the Company implemented a Savings and Profit Sharing Plan (the "401(k) Plan") which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who have completed one year of service and are 21 years of age or older on or before the semi-annual entry periods are eligible to participate in the 401(k) Plan. The 401(k) Plan allows participants to contribute up to 12% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. For each year, the Company will contribute for each participant a matching contribution equal to 25% of the participant's before-tax contributions for the year not to exceed 1% of his or her compensation. In addition, the Company may choose to make elective contributions to the 401(k) Plan for a particular plan year. The Company made contributions of $76,000, $43,000 and $32,000 to the 401(k) Plan for the years ended December 31, 1996, 1995 and 1994, respectively.

Pending litigation
     In the course of its business, the Company has been named as a defendant in certain actions and could incur an uninsured liability in one or more of them. The amount of any such liability is not determinable or estimable. However, in the opinion of management, the outcome of such litigation is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

NOTE 9.   COMMON STOCK AND STOCK PLAN

Common stock
     The Company is authorized to issue up to 35 million shares of Common Stock, each with a par value of $0.01 per share. Holders of Common Stock are entitled to one vote per share on all matters voted on by the Company's stockholders. In March 1994, the Company completed an initial public offering (the "Offering") of
3.4 million shares of Common Stock and realized net proceeds of $45.9 million. In conjunction with the Offering, all outstanding shares of mandatorily redeemable Preferred Stock were redeemed for $19.3 million. In August 1994, the Company completed a second public offering of 3.5 million shares of Common Stock at a price of $22 per share. Of such shares, selling stockholders sold 3.4 million shares and the Company sold 100,000 shares and realized net proceeds of $1.7 million. In December 1994, the Company completed an additional public offering of 1.9 million shares of Common Stock at a price of $23.75 per share. Of such shares, the Company sold 1.5 million shares for net proceeds of $33.5 million and selling stockholders sold 375,650 shares.

Directors' stock option plan
     In January 1994, the Company's stockholders approved the 1994 Directors' Stock Option Plan (the "Directors' Option Plan"). A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Option Plan, which provides for the granting of stock options to non-employee directors of the Company. Such options vest immediately with respect to 20% of such shares, with the remainder vesting in four equal annual installments commencing one year after the date of grant. In January 1994, the Company granted one director an option under the Directors' Option Plan to purchase 33,350 shares of Common Stock at an exercise price of $11.20 per share. No options were granted under the Director's Option Plan during 1995 or 1996.

Stock option plan
     In May 1993, the Company adopted a stock option plan (the "Stock Option Plan") under which employees and consultants may be granted options to purchase shares of Common Stock at prices at least equal to the fair market value of the Company's Common Stock on the date of grant. The options expire ten years from the date of grant. A total of 1.0 million shares of Common Stock were reserved for issuance under the Stock Option Plan, which expires ten years after adoption. Options generally vest in annual increments of 33 1/3% per year commencing one year from the date of grant. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options. In January 1994, the Board of Directors increased the number of shares authorized under the Stock Option Plan to 1.4 million shares. In May 1995, the stockholders approved an amendment to increase the number of shares authorized under the Stock Option Plan to 2.15 million shares.

     The following table summarizes stock option activity under the Stock Option
Plan:

                                                                   Options Outstanding
                                                                   ------------------
                                                  Shares
                                                 Available                 Weighted Average
                                                 for Grant       Shares      Exercise Price
                                                 ---------       ------      --------------
  Balance at December 31, 1993..................    25,300      974,700         $   1.48

     Additional shares authorized, January 1994.   400,000           --               --
     Options granted............................  (233,500)    (233,500)        $  21.44
     Options exercised..........................        --      (82,896)        $   1.76
     Options canceled...........................     6,000       (6,000)        $  17.40
                                                   -------    ---------         --------
  Balance at December 31, 1994..................   197,800    1,119,304         $   5.54

     Additional shares authorized, May 1995.....   750,000           --               --
     Options granted............................  (475,750)     475,750         $  30.46
     Options exercised..........................        --      (85,183)        $   5.34
     Options canceled...........................    13,417      (13,417)        $  27.73
                                                   -------    ---------         --------
  Balance at December 31, 1995..................   485,467    1,496,454         $  13.27
     Options granted............................  (509,800)     509,800         $  25.48
     Options exercised..........................        --     (240,465)        $   7.80
     Options canceled...........................   126,883     (126,883)        $  28.55
                                                   -------    ---------         --------
  Balance at December 31, 1996..................   102,550    1,638,906         $  16.69
                                                   -------    ---------         --------

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options as of December 31, 1996:

                                       Options Outstanding                                Options Exercisable
                         ---------------------------------------------------              -------------------
                                         Weighted Average   Weighted Average                    Weighted Average
    Range of Exercise       Number          Remaining           Exercise           Number           Exercise
        Prices           Outstanding     Contractual Life          Price         Exercisable          Price
    -----------------    -----------     ----------------    ---------------     -----------    ----------------
   $  1.00  - $  1.00       609,132            6.35            $   1.00            609,132        $    1.00
   $  4.00  - $ 24.90       413,629            8.84            $  17.52             97,641        $   13.89
   $ 24.95  - $ 34.70       464,645            8.70            $  30.40             90,425        $   28.61
   $ 35.12  - $ 38.33       151,500            8.61            $  35.47             41,688        $   35.31
                          ---------            ----                                -------
   $  1.00  - $ 38.33     1,638,906            7.85            $  16.69            838,886        $    7.18
                          =========            ====                                =======

Employee stock purchase plan
     The Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors and approved by the Company's stockholders in January 1994. Under the Stock Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day or the last day of each six-month offering period. The first offering period ended on December 31, 1994 and new offering periods commence on January 1 and July 1 of each year thereafter. The Company has reserved 200,000 shares of Common Stock for issuance under the Stock Purchase Plan. As of December 31, 1996, approximately 40,192 shares have been issued under the Stock Purchase Plan at an aggregate purchase price of $854,000.

Pro forma net income and earnings per share
     Had stock-based compensation cost for the Company's Stock Option Plan and Stock Purchase Plan been determined based on the fair value at the grant dates using the Black-Scholes model as prescribed by SFAS No. 123, the Company's results for the year ended December 31, 1996 and 1995 would have been as follows (in thousands):

                                                         1996             1995
                                                     --------        ---------
Net income as reported............................   $ 18,523        $  22,613
Pro forma net income..............................   $ 16,219        $  21,424
Earnings per share as reported....................   $   1.21        $    1.51
Pro forma earnings per share......................   $   1.08        $    1.44

     The pro forma effect on net income and earnings per share for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
                                                          1996            1995
                                                          ----            ----
Stock option plan:
   Expected dividend yield.........................        0.0%            0.0%
   Expected stock price volatility.................         65%             61%
   Risk free interest rate.........................       5.78%           6.13%
   Expected life of options (years)................        2.3             2.3
Stock purchase plan:
   Expected dividend yield.........................         0.0%           0.0%
   Expected stock price volatility.................          71%            59%
   Risk free interest rate.........................        5.29%          5.75%
   Expected life of option (years).................         0.5            0.5

     The weighted  average  estimated  grant date fair value, as defined by SFAS
123, for options granted under the Stock Option Plan during 1996 and 1995 was $10.62 and $12.58, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the Stock Purchase Plan during 1996 and 1995 was $10.88 and $9.81, respectively.

NOTE 10.   MANDATORILY REDEEMABLE PREFERRED STOCK

     In March 1994, the Company completed an initial public offering. In conjunction with the offering, all outstanding shares of mandatorily redeemable Preferred Stock were redeemed for $19.3 million. There were 175,000 shares of non-voting Preferred Stock authorized, of which 125,000 shares had been designated as Series A Senior Preferred Stock ("Series A") and 50,000 shares had been designated as Series B Junior Preferred Stock ("Series B").

     The holders of Preferred Stock were entitled to receive dividends of $12.00 per share per annum compounded annually prior and in preference to holders of Common Stock. In addition, the holders of Series A received dividends prior and in preference to the holders of Series B. All dividends were cumulative whether or not declared by the Board of Directors.

     The Company was required to redeem 125,000 shares of Series A and 50,000 shares of Series B Preferred Stock outstanding at a redemption price of $100 per share plus any accrued but unpaid dividends upon a liquidity event as defined in the Preferred Stock agreement, including the closing of an initial public offering. As of the redemption, cumulative dividends totaling $1.8 million were charged as an accretion of the outstanding Preferred Stock redemption value with a corresponding increase in the value of the outstanding Preferred Stock. The total accretion of $2.5 million also included the amortization of the issuance costs of the Series A of $697,000.


NOTE 11.   PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following (in thousands):
                                              Year ended December 31,
                                     -------------------------------------
                                          1996          1995          1994
                                     --------       --------       -------
  Current:
    Federal......................... $ 12,229       $ 13,768       $ 7,444
    State...........................    2,704          3,137         1,844
                                     --------       --------       -------
                                       14,933         16,905         9,288
                                     --------       --------       -------
  Deferred:
    Federal.........................   (2,002)        (1,582)       (1,019)
    State...........................     (582)          (248)         (168)
                                     --------       --------      --------
                                       (2,584)        (1,830)       (1,187)
                                     --------       --------      --------
                                     $ 12,349       $ 15,075       $ 8,101
                                     ========       ========       =======

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are as follows:
                                                       Year ended December 31,
                                                       -----------------------
                                                      1996      1995       1994
                                                      ----      ----       ----
  Federal statutory tax rate........................  35.0%      35.0%     35.0%
  State income taxes, net of federal benefit........   4.5        5.0       5.3
  Research and development tax credits..............  (0.7)      (0.8)     (1.0)
  Other.............................................   1.2        0.8       1.7
                                                      ----       ----      ----
                                                      40.0%      40.0%     41.0%
                                                      ====       ====      ====

     Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consists of the following (in thousands):
                                                             December 31,
                                                       -----------------------
Deferred tax asset:                                        1996           1995
                                                       --------       --------
  State taxes.......................................   $    717       $    825
  Non-deductible reserves...........................      3,887          2,121
  Inventory basis difference........................        577             84
  Depreciation......................................      1,027            580
  Other.............................................          9              3
                                                       --------       --------
Gross deferred tax asset............................      6,217          3,613
Gross deferred tax liability........................       (104)           (84)
                                                       --------       --------
Net deferred tax asset..............................   $  6,113       $  3,529
                                                       ========       ========


NOTE 12. SIGNIFICANT CUSTOMERS

     The Company's sales to significant customers as a percentage of total sales are as follows:
                                                     Year ended December 31,
                                                   --------------------------
Customer                                           1996       1995       1994
                                                   ----       ----       ----
A..............................................    36.5%      32.1%     25.2%
B..............................................    19.2%      32.3%     23.4%
C..............................................    11.8%        *          *

     The  Company's  accounts  receivable  from  significant  customers  are  as follows:
                                                               December 31,
                                                           -------------------
Customer                                                   1996           1995
                                                           ----           ----
 A.....................................................    31.9%         28.0%
B......................................................    28.0%         49.5%
 C.....................................................    20.6%           *

     *Amounts less than 10% have been omitted from the above tables.

NOTE 13. SUBSEQUENT EVENTS

    On January 21, 1997, the Company offered Stock Option Plan participants the right to replace any remaining unexcercised stock options with an equal number of options at an exercise price of $12.43, the closing market price on such date. The replacement options vest in annual increments of 33 1/3% per year commencing January 21, 1998.

    Effective January 27, 1997, the Company adopted a Shareholder's Rights Plan wherein stock rights will be distributed as a dividend at the rate of one right for each share of Common Stock held on February 14, 1997, the record date for such dividend. The key terms of the Shareholders Rights Plan will be activated if any person acquires 15 percent or more of the Company's Common Stock without the approval of the Company's Board of Directors. Once the Plan is activated, each right will entitle the holder to purchase at a price of $95, a fraction of a share of Preferred Stock which is equivalent to $190 worth of the Company's Common Stock at the then current market value. Any person currently holding 15 percent or more of the stock will be "grandfathered" for existing holdings. The Company's Board of Directors has retained the right to amend the Shareholder's Rights Plan at any time prior to its activation.

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at                              Balance at
                                            beginning                                end
(in thousands)                              of year    Additions     Deductions     of year
                                            -------    ---------     ----------    ---------
Year ended December 31, 1994:
     Allowance for doubtful accounts....   $     372    $   4,316    $  (2,826)    $   1,862

Year ended December 31, 1995:
     Allowance for doubtful accounts....   $   1,862    $  12,084    $ (10,796)    $   3,150

Year ended December 31, 1996:
     Allowance for doubtful accounts....   $   3,150    $  11,768    $ (11,952)    $   2,966

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    Part III.


Item 10.      Directors and Executive Officers of Registrant

The executive officers and directors of the Company are as follows:

  Name                  Age  Position
  Robert L. Diamond ..  64   Chairman of the Board and Director
  Paul G. Locklin.....  51   President, Chief Executive Officer and Director
  Richard D. Kent ....  40   Vice President Finance and Administration
                                   and Chief Financial Officer
  Marv Tseu...........  48   Executive Vice President, Sales and Marketing
  Ian G. A. Laing.....  39   Executive Vice President, Research and Development
  Timothy J. Dooley...  40   Vice President, Sales
  Thomas C. Bristovish  46   Vice President, Sales
  Edward J. Forker....  47   Vice President, Sales
  Mark A. Sherman.....  42   Vice President, Operations
  Scott C. McDonald...  43   Director
  Ernest K. Jacquet     49   Director
  Richard M. Moley ...  57   Director
  Daniel L. Eilers....  41   Director

          Mr. Diamond, a co-founder of the Company, has been chairman of the board, and a director since its incorporation in 1988. From 1971 until he co-founded Cidco, Mr. Diamond was president of Robert Diamond Inc., an engineering consulting and manufacturers' representative firm. Mr. Diamond received a BSEE degree from Worcester Polytechnic Institute, with high honors.

         Mr. Locklin, a co-founder of the Company, has been president, chief executive officer and a director of the Company since 1988. From 1972 until 1986, Mr. Locklin served as president and chief executive officer of PCI Pte. Ltd. ("PCI"), an international electronics manufacturer that specialized in liquid crystal displays, wire bondable printed circuit substrates and high volume contract assembly. From 1986 until he co-founded Cidco, Mr. Locklin served as president of the U.S. subsidiary of PCI. Mr. Locklin received a B.S. degree in marketing from California State University at Hayward.

          Mr. Kent joined the Company in June 1994 as corporate controller and in June 1995, became chief accounting officer as well. In December 1996, Mr. Kent was promoted to chief financial officer and vice president of finance and administration. From October 1990 until starting at Cidco, he served as corporate controller of Radius, Inc., a computer peripheral manufacturer. Mr. Kent is a Certified Public Accountant. He holds a B.S. degree in Business from the University of California at Berkeley and graduated with honors.

          Mr. Tseu joined Cidco in July 1996 to serve as executive vice president of sales and marketing. Prior to joining Cidco, Mr. Tseu served as vice president of marketing and sales at Plantronics, Inc. Prior to his time at Plantronics, Mr. Tseu was an area manager for AT&T Consumer Products Division and spent twelve years with Pacific Telephone Company (now Pacific Bell). He earned his B.S. degree in economics from Stanford University.

         Mr. Laing joined Cidco in June 1996 to serve as executive vice president of research and development. Prior to joining Cidco, Mr. Laing served as director of product development for consumer products at AT&T where he spent most of his career. He spent this past year at an acclaimed Sloan Fellowship Management Program at Stanford University, where he had earned his M.S. degree in electrical engineering.

          Mr. Dooley has been Cidco's vice president of sales since April 1994, when he was promoted from director of business developement, the post he had held since joining the Company in July 1991. Prior to working for Cidco, Mr. Dooley served in product and marketing management positions for GTE, Sylvan Learning Corporation and Kenworth Truck Company. He is a graduate of Washington State University and holds a B.A. degree in Business Administration.

          Mr. Bristovish has served as Cidco's vice president of sales since joining the Company in April 1994. Prior to working for Cidco, he spent eleven years at Colonial Data, a leading telecommunications manufacturer, where he most recently held the position senior vice president: sales and marketing. Mr. Bristovish holds a BSEE degree from University of Connecticut and graduated with honors.

          Mr. Forker joined Cidco in June 1995 as vice president of international sales. He heads up the Company's international subsidiary, Cidco Worldwide, and oversees its branch office in Singapore. From 1992 unitl he joined Cidco, Mr. Forker held the position of worldwide telecommunications sales manager for Bay Networks, Inc. From 1987 to 1992, Mr. Forker served at Digital Equipment Corporation, achieving the position of worldwide business development manager for financial and professional services. Mr. Forker holds a B.A. in Liberal Arts from the University of St. Thomas.

          Mr. Sherman, with Cidco since September 1994, was named vice president of operations for the Company in August 1995. Mr. Sherman has over 15 years experience in operations principally in the high technoloy industry. Prior to joining Cidco, he held senior management positions at KAO Infosystems Corporation, from 1993 to 1994, and at NeXT Computer form 1991 to 1993. Mr.Sherman holds a B.A. from Univeristy of Southern Florida.

          Mr. McDonald became a director of the Company in January 1997. Prior to joining the board, Mr. McDonald was employed by the Company since October 1993; most recently as executive vice president, chief operating and financial officer. From March 1993 through September 1993, he was employed by PSI Integration, Inc., as president. From February 1989 to February 1993, Mr. McDonald served as chief financial officer and vice president of finance and administration of Integrated Systems, Inc. Mr. McDonald received a B.S. degree in Accounting from Akron University and an M.B.A. degree from Golden Gate University.

          Mr. Jacquet has been a director of the Company since May 1993. Since April 1990, he has been a general partner of Summit Partners, a venture capital partnership that is the general partner of Summit Ventures III, L.P. and Summit Investors II, L.P. Mr. Jacquet also serves as a director of several privately held companies. Mr. Jacquet received B.S.E. and M.S.E. degrees, cum laude, from the University of Michigan and an M.B.A. degree from Stanford Business School.

         Mr. Moley became a director of the Company in January 1994. In 1996, he became senior vice president of Cisco Systems, Inc. as part of the Cisco Systems purchase of Stratacom, Inc., where he had been chairman of the board, chief executive officer and president. Mr. Moley also serves as a director of Linear Technology Corporation, a company engaged in the design, manufacture and marketing of high performance linear integrated circuits. Mr. Moley received a B.S. degree from Manchester University, England, an MSEE degree from Stanford University and an M.B.A. degree from the University of Santa Clara.

         Mr. Eilers recently joined Cidco's board of directors. Mr. Eilers spent ten years at Apple Computer, Inc., where he held positions as senior vice president of worldwide marketing and customer solutions and vice president of strategy and corporate development. Mr. Eilers has also served as the president and chief executive officer of Claris Corporation and, most recently, was the president and chief executive officer of NAT Systems International, Inc., a privately held enterprise software company.

         The Company's Certificate of Incorporation provides for its Board of Directors to be divided into three classes, as nearly equal in number as is reasonably possible, serving staggered terms. At each year's annual meeting of stockholders, one class of directors will be elected for a three-year term. The initial terms of Messrs. Diamond and Locklin will expire at the 1997 annual meeting at which they will be nominated for re-election. The current term of Messrs. Eilers and McDonald will expire at the 1998 annual meeting and the current term of Messrs. Moley and Jacquet will expire at the 1999 annual meeting.

         Officers serve at the discretion of the Board of Directors. The Board of Directors has a Compensation Committee which determines the compensation of the Company's officers, an Audit Committee which reviews the results and scope of the audit and other services provided by the Company's independent accountants and a Stock Option Committee which administers the Company's 1993 Stock Option Plan. Messrs. McDonald, Jacquet and Moley serve as the members of the Compensation and Audit Committees and Messrs. Moley and Jacquet serve as the members of the Stock Option Committee. There are no family relationships among any of the executive officers or directors of the Company.

Item 11.      Executive Compensation

         The information under the captions "Executive Compensation" and "Stock Options and Bonuses" in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 14, 1997 (the "Proxy Statement") is incorporated herein by reference.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The  information   under  the  caption  "Stock   Ownership  of  Certain
Beneficial Owners" of the Proxy Statement is incorporated herein by reference.


Item 13.      Certain Relationships and Related Transactions

         The information under the caption "Certain Transactions" of the Proxy Statement is incorporated herein by reference.


         With the exception of the information specifically stated as being incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                    PART IV.


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  (1) FINANCIAL STATEMENTS

                  See Item 8 of this Report.


              (2) FINANCIAL STATEMENT SCHEDULES

                  See Item 8 of this Report.


              (3) INDEX TO EXHIBITS
    Exhibits                                                                    Page
    3.1     Amended and Restated Certificate of Incorporation. (1)              --

    3.2     Amended and Restated By-Laws (1).                                   --

    4.1     Second  Amendment  to  Revolving  Credit Loan  Agreement  dated
            October 13, 1995 between Registrant and Comerica Bank. (4)          --

    10.4    Patent  License  Agreement  dated as of May 1, 1989 between the
            Registrant and American Telephone and Telegraph Company. (1)        --

    10.5    Form of Indemnification Agreement. (1)                              --

    10.6    Employment  Agreement  dated as of January 11, 1994 between the
            Registrant and Robert L. Diamond. (1)                               --

    10.7    Employment  Agreement  dated as of January 11, 1994 between the
            Registrant and Paul G. Locklin. (1)                                 --

    10.13   Agreement  effective  as  of  December  21,  1992  between  the
            Registrant and SBC Communications, Inc. (1), (2)                    --

    10.14   Lease dated August 15, 1993 between  Thoits Bros.,  Inc. and
            the Registrant for 220 Cochrane Circle. (1)                         --

    10.16   Lease dated May 31, 1994, between Thoits Bros., Inc. and the
            Registrant  for 225 Cochrane  Circle,  Units A, B, C, D, and E.
            (4)                                                                 --

    10.17   Sublease dated November 18, 1994,  between Thoits Bros. and the
            Registrant for 180 Cochrane Circle. (3)                             --

    10.18   Lease dated November 1, 1994,  between  Thoits Bros.,  Inc. and the Registrant for 105 Cochrane  Circle,  Units A, B, C, D, and
            E. (3)                                                              --
    10.19   Registrant's  Amended and Restated 1993 Stock Option Plan.  (1)     --

    10.20   Registrant's 1994 Directors' Stock Option Plan. (1)                 --

    10.21   Registrant's 1994 employee stock purchase plan. (1)                 --

    10.22   Agreement  dated  January 1, 1995  between the  Registrant  and
            Ameritech Services Inc. (5)                                         --

    10.23   Standard  Form  of  Office  Lease  between  Registrant  and 400
            Columbus Avenue, LLC dated May 19, 1995. (5)                        --

    11.1    Computation of Earnings Per Share.
                                                                                39

    23      Consent of Independent Accountants.                                 40

        (1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
        (2) Confidential treatment has been granted with respect to certain portions of this document.
        (3) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
        (4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.
        (5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.

       (b)  REPORTS ON FORM 8-K.

              The Company filed one report on Form 8-K during the three months ended December 31, 1996 related to the redemption of the $150 million convertible note due to ID Holding Partnership L.P. (an affiliate of Forestmann Little & Co.).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of March, 1997.

                                                        CIDCO INCORPORATED


                                                  By: /s/Paul G. Locklin
                                                        --------------------
                                                        Paul G. Locklin
                                                        Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, each on the 14th day of March, 1997.



/s/      Paul G. Locklin                  President and Chief Executive Officer
  ------------------------
Paul G. Locklin


/s/      Robert L. Diamond                Chairman of the Board
   -----------------------
Robert L. Diamond


/s/      Richard D. Kent                 Vice President Finance and
   -----------------------               Administration, Chief Financial Officer
Richard D. Kent


/s/      Scott C. McDonald               Director
  ------------------------
Scott C. McDonald


/s/      Richard M. Moley                Director
  ------------------------
Richard M. Moley


/s/      Ernest K. Jacquet               Director
  ------------------------
Ernest K. Jacquet


                                         Director
--------------------------
Daniel L. Eilers

                                                                   EXHIBIT 11.1


                               CIDCO INCORPORATED
                        COMPUTATION OF EARNINGS PER SHARE
                  (in thousands, except per share amounts) (1)

                                                                           Year ended December 31,
                                                                ----------------------------------------
                                                                     1996           1995            1994
                                                                ---------      ---------       ---------
Net income as reported.......................................   $  18,523      $  22,613       $  11,657
Adjustment to net income due to convertible note.............       1,856             --              --
                                                                ---------      ---------       ---------
Net income as adjusted.......................................   $  20,379      $  22,613       $  11,657
                                                                =========      =========       =========
Weighted average shares outstanding..........................      14,284         14,135          11,922
Shares issuable on exercise of options granted
   between May 4, 1993 and March 10, 1994 (2)................          --             --             183
Shares issuable on exercise of options.......................         750            844             728
Shares issuable on conversion of note........................       1,859             --              --
Incremental shares outstanding in lieu of Preferred Stock (3)          --             --             187
                                                                ---------      ---------       ---------

Weighted average shares outstanding..........................      16,893         14,979          13,020
                                                                =========      =========       =========

Earnings per share...........................................   $    1.21      $    1.51       $    0.90
                                                                =========      =========       =========

     (1)  This  Exhibit  should  be  read  with  Note 2 of  Notes  to  Financial
          Statements.

     (2) Stock options granted between May 4, 1993 and March 10, 1994 (using the treasury stock method and the initial public offering price) have been included in the computation of common and common equivalent shares as if they were outstanding for all periods through the effective date of the initial public offering.

     (3) The computation of common and common equivalent shares assumes that the number of shares of Common Stock required to be sold at the initial public offering price to raise sufficient proceeds to redeem the outstanding mandatorily redeemable Preferred Stock (including accrued but unpaid dividends thereon) were outstanding from the date the Preferred Stock was issued (May 1993) until March 10, 1994.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-78992) of CIDCO Incorporated of our report dated January 27, 1997 appearing on page 18 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



PRICE WATERHOUSE LLP
San Jose, California
March 24, 1997