Form 10-Q
period 1997-03-31
CIDCO INC
filed 1997-05-15
CIK 917639

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

                                       OR

[ ]   Transition report pursuant to Section 13(d) or 15(d) of the Securities
      Exchange  Act  of  1934  for  the   transition   period  from   __________
      to__________.

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

                  --------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X       NO
                           --------      --------
The number of shares outstanding of the Registrant's Common Stock on May 7, 1997 was 14,418,298.

                               CIDCO INCORPORATED

                                      INDEX


PART I.       FINANCIAL INFORMATION                                         Page

      ITEM 1.      Financial Statements:

                      Balance sheet at March 31, 1997
                         and December 31, 1996 ................................3

                      Income statement for the three months
                         ended March 31, 1997 and 1996 ........................4

                      Statement of cash flows for the three months
                         ended March 31, 1997 and 1996 ........................5

                      Notes to financial statements ...........................6

      ITEM 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.........7


PART II.      OTHER INFORMATION

      ITEM 6.      Exhibits and Reports on Form 8-K ..........................10


SIGNATURES ...................................................................11

Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements


                               CIDCO INCORPORATED
                                  BALANCE SHEET
                (in thousands, except per share data; unaudited)

                                                          March 31, December 31,
                                                            1997        1996
                                                          ---------   ---------
ASSETS
Current assets:
   Cash and cash equivalents ...........................  $  24,417   $  26,509
   Short-term investments ..............................     36,060      38,560
   Accounts receivable, net of allowance
     for doubtful accounts of $3,618 and $2,966 ........     60,379      48,242
   Inventories .........................................      9,178      14,555
   Deferred tax asset ..................................      5,086       5,086
   Other current assets ................................      2,417       1,284
                                                          ---------   ---------

     Total current assets ..............................    137,537     134,236
Property and equipment, net ............................     13,325      14,118
Other assets ...........................................      4,038       4,259
                                                          ---------   ---------

                                                          $ 154,900   $ 152,613
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................  $  20,428   $  16,880
   Accrued liabilities .................................      7,192       6,211
   Accrued taxes payable ...............................      2,473         676
                                                          ---------   ---------

     Total current liabilities .........................     30,093      23,767
                                                          ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares
     authorized, 14,452 and 14,399 shares issued .......        145         144
   Additional paid-in capital ..........................     88,065      87,725
   Treasury stock, at cost (692 shares) ................     (8,723)         --
   Retained earnings ...................................     45,320      40,977
                                                          ---------   ---------

      Total stockholders' equity .......................    124,807     128,846
                                                          ---------   ---------
                                                          $ 154,900   $ 152,613
                                                           =========  =========
   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                                INCOME STATEMENT
                (in thousands, except per share data; unaudited)


                                                     Three months ended
                                                          March 31,
                                                -----------------------------
                                                   1997                 1996
                                                ----------            -------

Sales ..................................         $  77,030          $  51,686
Cost of sales ..........................            42,783             29,063
                                                 ---------          ---------
Gross margin ...........................            34,247             22,623
                                                 ---------          ---------
Operating expenses:
    Research and development ...........             4,060              3,124
    Selling and marketing ..............            20,428              7,263
    General and administrative .........             2,890              1,686
                                                 ---------          ---------
                                                    27,378             12,073
                                                 ---------          ---------
Income from operations .................             6,869             10,550
Other income, net ......................               459                400
                                                 ---------          ---------
Income before income taxes .............             7,328             10,950
Provision for income taxes .............             2,931              4,380
                                                 ---------          ---------
Net income  ............................         $   4,397          $   6,570
                                                 =========          =========

Earnings per share .....................         $    0.30          $    0.44
                                                 =========          =========

Weighted average shares.................            14,678             15,016
                                                 =========          =========
   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)
                                                                  Three months ended
                                                                       March 31,
                                                                  1997         1996
                                                               ----------     -------
Cash flows provided by operating activities:
   Net income ................................................   $  4,397    $  6,570
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ..........................      1,552       1,300
      Equity in losses of affiliate ..........................        387        --
      Changes in assets and liabilities:
       Accounts receivable ...................................    (12,137)      7,398
       Inventories ...........................................      5,377       5,831
       Other current assets ..................................     (1,133)       (110)
       Other assets ..........................................       (166)     (1,504)
       Accounts payable ......................................      3,548      (3,639)
       Accrued liabilities ...................................        981      (3,703)
       Accrued taxes payable .................................      1,797       4,234
                                                                 --------    --------
           Net cash provided by operating activities .........      4,603      16,377
                                                                 --------    --------
Cash flows provided by (used in) investing activities:
   Acquisition of property and equipment .....................       (759)       (611)
   Sale (purchase) of short-term investments, net ............      2,446      (5,045)
                                                                 --------    --------
           Net cash provided by (used in)investing activities       1,687      (5,656)
                                                                 --------    --------
Cash flows provided by (used in) financing activities:
   Issuance of Common Stock ..................................        341         654
   Purchase of treasury stock ................................     (8,723)       --
                                                                 --------    --------
           Net cash provided by (used in) financing activities     (8,382)        654
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents .........     (2,092)     11,375
Cash and cash equivalents at beginning of period .............     26,509      19,290
                                                                 --------    --------
Cash and cash equivalents at end of period ...................   $ 24,417    $ 30,665
                                                                 ========    ========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes ................................   $  1,134    $    146
                                                                 ========    ========

 The accompanying notes are an integral part of these financial statements.

NOTE 1.   BASIS OF PRESENTATION

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments)  necessary  to present  fairly the  Company's  financial  position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.


NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENT


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings Per Share." This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

The unaudited pro forma basic and diluted earnings per share for the three months ended March 31, 1997 and 1996 computed in accordance with FAS 128 are as follows:
                                                        Three months ended
                                                             March 31,
                                                        --------------------
                                                         1997           1996
                                                        -----          -----
Basic earnings per share..................           $   0.31       $   0.46
Diluted earnings per share................               0.30           0.44


NOTE 3.   COMMON STOCK

On January 27, 1997, the Company announced its plans to purchase up to 1 million shares of its outstanding Common Stock. As of March 31, 1997, the Company had repurchased 691,600 shares at an aggregate purchase price of $8.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.


Background

The Company's sales and distribution channels include direct marketing fulfillment programs, standard fulfillment of telephone company orders, and wholesale shipments directly to telephone companies ("Direct to Telco"), retail stores ("Retail"), international accounts and OEM customers. Direct marketing fulfillment programs are sales campaigns run by the Company involving the use of television and radio advertising, consumer mailings and telemarketing to sell services which utilize the Company's products and are offered as an agent for the Regional Bell Operating Companies (each an "RBOC") and independent telephone operating companies (each an "Independent Telco"). Fulfillment sales, excluding the direct marketing programs, occur when the Company receives an order either electronically or through an on-line transfer of the customer by the RBOC or Independent Telco, and the Company ships the requested product directly to the customer. In the case of standard fulfillment sales, the RBOC or Independent Telco generates the order by performing the marketing activities themselves. Standard fulfillment sales accounted for 43%, 68% and 50% of sales in 1996, 1995 and 1994, respectively. Direct marketing fulfillment sales totaled 25%, 2% and 0% of sales in 1996, 1995 and 1994, respectively. In the first quarter of 1997, standard fulfillment sales accounted for 39% of sales and direct marketing fulfillment sales totaled 50% of sales.

The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, growth and expansion plans, financial targets and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward looking statements. These uncertainties and other factors include, among other things, business conditions and growth in the telecommunications industry and general economies, both domestic and international; lower than expected customer orders; competitive factors; changes in product mix or distribution channels; performance and financial capabilities of suppliers and third party contractors; and technological difficulties and resource constraints encountered in developing new products. The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

Results of Operations

The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                                      As a Percentage of Sales
                                                          Three months ended
                                                               March 31,
                                                       -----------------------
                                                        1997             1996
                                                       ------           ------
Sales ..........................................        100.0%           100.0%
Cost of sales ..................................         55.5             56.2
                                                       ------           ------
Gross margin ...................................         44.5             43.8
                                                       ------           ------
Operating expenses:
   Research and development ....................          5.3              6.0
   Selling and marketing .......................         26.5             14.1
   General and administrative ..................          3.8              3.3
                                                       ------           ------
                                                         35.6             23.4
                                                       ------           ------
Income from operations .........................          8.9             20.4
Other income, net...............................          0.6              0.8
                                                       ------           ------
Income before income taxes .....................          9.5             21.2
Provision for income taxes .....................          3.8              8.5
                                                       ------           ------
Net income .....................................          5.7%            12.7%
                                                       ======           ======

Sales

Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or retention of certain services provided by the RBOCs and customer credit worthiness. Sales increased 49% to $77 million in the first quarter of 1997 from $52 million in the first quarter of 1996, primarily due to higher unit adjunct sales through the Company's direct marketing programs for Caller ID services on behalf of Southwestern Bell and GTE. Additionally, standard fulfillment sales to US West and Nynex customers contributed to the increase. These increases were offset by a significant decrease in sales to
Ameritech customers, as well as a decrease in the Direct to Telco and Retail channels. The Company's unit sales of corded feature phones declined significantly due to the RBOC's increased focus on promotions utilizing adjunct products, as well as a decrease in the market price for corded phones. The Company's unit sales of cordless phones were lower due to supply problems with its Asian contract manufacturers. The average selling price of units sold decreased to $34 per unit from $45 per unit due to the change in mix between phones and adjuncts. Adjunct sales accounted for 96 percent of sales in the first quarter of 1997 compared to 56 percent of sales in the same period of 1996.

Gross margin

Cost of sales includes primarily the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales increased to 44.5% in the first quarter of 1997 from 43.8% in the first quarter of 1996. This increase primarily represented increased sales through the Company's direct marketing programs, which typically have higher gross margins. This increase was offset by a $4.3 million charge to write down to net realizable value certain of the Company's inventory and a number of large fulfillment programs which provided free freight to the customer. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. The Company believes gross margins may decline over time as a result of increased pricing pressures and changes in sales mix.

Research and development expenses

Research and development expenses represent primarily salaries for personnel, associated benefits and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased to $4.1 million in the quarter ended March 31, 1997 from $3.0 million in the first quarter of 1996. This increase primarily resulted from increased spending on development projects, such as ADSI phones, cordless telephones and advanced screen phones which provide access to the Internet. Specifically, $0.4 million was related to the Company's equity interest in InfoGear which is developing the software for its Internet product. This amount will increase during the remainder of 1997. Research and development expenses as a percentage of sales decreased to 5.3% in the quarter ended March 31, 1997 from 6.0% in the like period of 1996. The Company expects that research and development spending will increase slightly during the remainder of 1997.

Selling and marketing expenses

Selling and marketing expenses represent primarily personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased to $20.4 million in the quarter ended March 31, 1997 from $7.3 million in the comparable period of 1996. As a percentage of sales, selling and marketing expenses increased to 26.5% in the quarter ended March 31, 1997 from 14.1% in the like period of 1996. These increases were due principally to the Company's increased promotion of intelligent network services through several direct mail, direct response television and telemarketing campaigns resulting in increased advertising and telemarketing agency costs. The Company expects that selling and marketing expenses as a percentage of sales will remain approximately the same due to the anticipated continued reliance on direct marketing activities during the remainder of 1997.

General and administrative expenses

General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased to $2.9 million in the quarter ended March 31, 1997 from $1.7 million in the comparable period of 1996. As a percentage of sales, general and administrative expenses increased to 3.8% in the quarter ended March 31, 1997 from 3.3% in the comparable period of 1996. These increases reflect a one time charge on contractually obligated expenses incurred as part of the relinquishment of day-to-day duties of certain executives and increased legal costs. The Company believes that general and administrative expenditures will decrease from first quarter spending levels during the remainder of 1997.

Provision for income taxes

The provision for income taxes in the quarters ended March 31, 1997 and 1996 reflects a rate of 40%.

Liquidity and capital resources

The Company had working capital of $107.4 million as of March 31, 1997 as compared to $110.5 million at December 31, 1996. The Company's current ratio decreased to 4.6 to 1, as of March 31, 1997, from 5.6 to 1, as of December 31, 1996. The Company's cash, cash equivalents and short-term investments decreased $4.6 million during the quarter ended March 31, 1997 primarily due to the Company's repurchase of 691,600 shares of its common stock for $8.7 million, offset by cash provided by operating activities of $4.6 million. Cash generated by operations of $4.6 million resulted primarily from net income of $4.4 million, decreased inventory balances of $5.4 million and increased payable and accrued liabilities balances of $6.3 million, offset by increased accounts receivable balances of $12.1 million.

The Company has a credit line of $25 million which is secured by the Company's assets. The interest rate on the line is the bank's prime rate less 0.25%. The Company had not borrowed any funds under the line as of March 31, 1997.

Capital expenditures in 1997 (which are budgeted to be approximately $7 million) are expected to be funded from working capital currently available. The Company believes its current cash, cash equivalents, short-term investments and line of credit will satisfy the Company's working capital and capital expenditure requirements through the end of 1997.

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                      See Index to Exhibits at page 12 below.

              (b) Reports on Form 8-K.
                      The Company filed one report on Form 8-K during the three months ended March 31, 1997 pertaining to the declaration by the Company's Board of Directors of a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIDCO INCORPORATED


May 12, 1997                       By:/s/Daniel L. Eilers
------------                          -------------------
Date                                  Daniel L. Eilers
                                      President and Chief Executive Officer



May 12, 1997                           /s/Richard D. Kent
------------                           ------------------
     Date                              Richard D. Kent
                                       Vice President Finance and Administration
                                       and Chief Financial Officer


                               CIDCO INCORPORATED
                                INDEX TO EXHIBITS
    Exhibits                                                                             Page
    --------                                                                             ----
       3.1       Amended and Restated Certificate of Incorporation. (1)                    --

       3.2       Amended and Restated By-Laws (1).                                         --

       4.1       Second  Amendment  to Revolving  Credit Loan  Agreement  dated
                  October 13, 1995 between Registrant and Comerica Bank. (4)               --

      10.4       Patent  License  Agreement  dated as of May 1, 1989 between the
                 Registrant and American Telephone and Telegraph Company. (1)              --

      10.5       Form of Indemnification Agreement. (1)                                    --

      10.13      Agreement   effective  as  of  December  21,  1992  between
                 the Registrant and SBC Communications. (1), (2)                           --


      10.14      Lease dated August 15, 1993  between  Thoits  Bros.,  Inc.  and
                  the  Registrant for 220 Cochrane Circle.(1)                              --

      10.16      Lease  dated May 31,  1994,  between  Thoits  Bros.,  Inc.  and the  Registrant  for 225 Cochrane Circle, Units A, B, C, D, and
                 E. (4)                                                                    --

      10.17      Sublease  dated  November 18, 1994,  between  Thoits Bros.  and
                 the  Registrant for 180 Cochrane Circle.(3)                               --

      10.18      Lease dated  November 1, 1994,  between  Thoits Bros.,  Inc.
                 and the  Registrant for 105  Cochrane Circle, Units A, B, C, D,
                 and E.(3)                                                                 --

      10.19      Registrant's Amended and Restated 1993 Stock Option Plan. (1)             --

      10.20      Registrant's 1994 Directors' Stock Option Plan. (1)                       --

      10.21      Registrant's 1994 Employee Stock Purchase Plan. (1)                       --

      10.22      Agreement dated January 1, 1995 between the Registrant and
                 Ameritech Services, Inc. (5)                                              --

      10.23      Standard Form of Office Lease between  Registrant and 400
                 Columbus Avenue, LCC dated May 19, 1995. (5)                              --

      10.24      Employment Agreement dated June 28, 1996 between Registrant and
                  Ian Laing.                                                               14

      10.25      Employment Agreement dated July 29, 1996 between Registrant and
                 Marv Tseu.                                                                19

      10.26      Employment Agreement dated December 16, 1996 between Registrant
                 and Richard D. Kent                                                       24

      10.27      Employment Agreement dated March 17, 1997 between Registrant
                 and Daniel L. Eilers.                                                     29

      10.28      Option Agreement dated March 12, 1997 between Registrant and
                 Daniel L. Eilers.                                                         35

      11.1       Computation of Earnings Per Share.                                        41

 (1) Incorporated herein by reference to the Company's registration statement on Form S-1, Registration File No. 33-74114.
 (2) Confidential treatment has been granted with respect to certain portions of this document.
 (3) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
 (4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.
 (5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1996