Form 10-Q
period 1997-06-30
CIDCO INC
filed 1997-08-14
CIK 917639

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 [ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.
                                                        OR
 [ ] Transition report pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

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

                       YES  X        NO
                          -----        -----
The number of shares outstanding of the Registrant's Common Stock on August 12, 1997 was 14,418,632.
================================================================================

                               CIDCO INCORPORATED
                                    Form 10-Q
                                      INDEX


PART I.       FINANCIAL INFORMATION                                        Page

         Item 1.  Financial Statements:

                  Balance sheet at June 30, 1997
                      and December 31, 1996 ..................................3

                  Income statement for the three and
                      six months ended June 30, 1997 and 1996 ................4

                  Statement of cash flows for the
                      six months ended June 30, 1997 and 1996 ................5

                  Notes to financial statements ..............................6

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........7


PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................11

         Item 2.  Changes in Securities......................................11

         Item 3.  Defaults upon Senior Securities............................11

         Item 4.  Submission of Matters to a Vote of Security Holders........11

         Item 5.  Other Information..........................................12

         Item 6.  Exhibits and Reports on Form 8-K ..........................12


SIGNATURES ..................................................................13


Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements
                                                CIDCO INCORPORATED
                                                   BALANCE SHEET
                                       (in thousands, except per share data)
                                                                June 30,        December 31,
                                                                  1997              1996
                                                               ----------       ---------
                                                              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ..............................   $    38,733      $    26,509
   Short-term investments .................................        40,964           38,560
   Accounts receivable, net of allowances
     for doubtful accounts of $3,097 and $2,966............        38,137           48,242
   Inventories ............................................         8,085           14,555
   Deferred tax asset .....................................         5,086            5,086
   Other current assets ...................................           829            1,284
                                                              -----------      -----------

     Total current assets .................................       131,834          134,236

Property and equipment, net ...............................        12,603           14,118
Other assets ..............................................         3,134            4,259
                                                              -----------      -----------

                                                              $   147,571      $   152,613
                                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................   $    14,034      $    16,880
   Accrued liabilities ....................................         9,348            6,211
   Accrued taxes payable ..................................             -              676
                                                              -----------      -----------

     Total current liabilities ............................        23,382           23,767
                                                              -----------      -----------

Stockholders' equity:
  Common stock, $.01 par value; 35,000 sharesauthorized,
      14,311 and 14,033 shares issued and outstanding .....           144              144
   Additional paid-in capital .............................        88,587           87,725
   Treasury stock..........................................       (12,942)               -
   Retained earnings ......................................        48,400           40,977
                                                              -----------      -----------

     Total stockholder's equity ...........................       124,189          128,846
                                                              -----------      -----------

                                                              $   147,571      $   152,613
                                                              ===========      ===========

         The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                                INCOME STATEMENT
                (in thousands, except per share data; unaudited)

                                      Three months ended            Six months ended
                                           June 30,                     June 30,
                                  ------------------------     ------------------------
                                     1997          1996           1997          1996
                                  ---------      ---------      ---------     ---------

Sales .........................   $  58,288      $  60,446      $ 135,318     $ 112,132
Cost of sales .................      31,239         33,920         74,022        62,983
                                  ---------      ---------      ---------     ---------
Gross margin ..................      27,049         26,526         61,296        49,149
                                  ---------      ---------      ---------     ---------
Operating expenses:
    Research and development ..       4,464          3,371          8,524         6,495
    Selling and marketing .....      16,020         10,971         36,448        18,234
    General and administrative        2,355          2,133          5,245         3,819
                                  ---------      ---------      ---------     ---------
                                     22,839         16,475         50,217        28,548
                                  ---------      ---------      ---------     ---------
Income from operations ........       4,210         10,051         11,079        20,601
Other income, net .............         691            557          1,150           957
                                  ---------      ---------      ---------     ---------
Income before income taxes.....       4,901         10,608         12,229        21,558
Provision for income taxes ....       1,860          4,243          4,791         8,623
                                  ---------      ---------      ---------     ---------

Net income ....................   $   3,041      $   6,365      $   7,438     $  12,935
                                  =========      =========      =========     =========

Earnings per share ............   $    0.22      $    0.42      $    0.52     $    0.86
                                  =========      =========      =========     =========

Weighted average shares........      13,999         15,196         14,339        15,106
                                  =========      =========      =========     =========

       The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)
                                                            Six months ended
                                                                June 30,
                                                             1997        1996
                                                          ---------    --------

Cash flows provided by operating activities:
   Net income .........................................   $   7,438    $ 12,935
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.....................       3,153       2,514
     Loss on sale or disposal of equipment.............         242           -
     Equity in losses of affiliate ....................       1,237           -
     Changes in assets and liabilities:
       Accounts receivable ............................      10,105        (239)
       Inventories ....................................       6,470       4,217
       Other current assets ...........................         455        (899)
       Other assets ...................................        (112)     (5,176)
       Accounts payable ...............................      (2,846)      5,090
       Accrued liabilities ............................       3,137       1,524
       Accrued taxes payable ..........................        (676)        499
                                                          ---------   ---------
           Net cash provided by operating activities ..      28,603      20,465
                                                          ---------   ---------
Cash flows used in investing activities:
   Acquisition of property and equipment ..............      (1,880)     (2,209)
   Purchase of short-term investments, net ............      (2,419)    (19,900)
                                                          ---------   ---------
           Net cash used in investing activities ......      (4,299)    (22,109)
                                                          ---------   ---------
Cash flows provided by (used in) financing activities:
   Issuance of common stock ...........................         862       1,929
   Treasury stock purchases............................     (12,942)          -
   Long-term debt .....................................           -     150,000
                                                          ---------   ---------
   Net cash provided by (used in) financing activities.     (12,080)    151,929
                                                          ---------   ---------
Net increase in cash and cash equivalents .............      12,224     150,285
Cash and cash equivalents at beginning of period ......      26,509      19,290
                                                          ---------   ---------
Cash and cash equivalents at end of period ............   $  38,733   $ 169,575
                                                          =========   =========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes .........................  $    5,660   $   8,124
                                                         ==========   =========

Supplemental disclosure of non-cash investing and
   financing activities:
   Unrealized gain (loss) on investments ..............  $      (15)  $     167
                                                         ==========   =========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1-- BASIS OF PRESENTATION

          The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the Company's financial position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2--RECENT ACCOUNTING PRONOUNCEMENTS

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

 The unaudited pro forma basic and diluted earnings per share for the periods ended June 30, 1997 and 1996 computed in accordance with FAS 128 are as follows:

                                     Three months ended       Six months ended
                                           June 30,               June 30,
                                    -------------------     -------------------
                                      1997       1996         1997        1996
                                    --------    -------     --------     ------
Basic earnings per share........    $   0.22    $  0.45     $   0.52     $ 0.91
Diluted earnings per share......        0.22       0.42         0.52       0.86


In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of calendar 1998.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for calendar 1998.

NOTE 3--COMMON STOCK

On January 27, 1997, the Company announced its plans to purchase up to 1 million shares of its outstanding Common Stock. As of June 30, 1997, the Company had repurchased 1 million shares at an aggregate price of $12.9 million. The Company does not intend to repurchase additional shares in the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Background

The Company's sales and distribution channels include direct marketing fulfillment programs, standard fulfillment of telephone company orders, and wholesale shipments directly to telephone companies ("Direct to Telco"), international accounts, retail stores ("Retail"), and OEM customers. Direct marketing fulfillment programs are sales campaigns run by the Company involving the use of television and radio advertising, consumer mailings and telemarketing to sell services which utilize the Company's products and are offered as an agent for the Regional Bell Operating Companies (each an "RBOC") and independent telephone operating companies (each an "Independent Telco"). Fulfillment sales, excluding the direct marketing programs, occur when the Company receives an order either electronically or through an on-line transfer of the customer by the RBOC or Independent Telco, and the Company ships the requested product directly to the customer. In the case of standard fulfillment sales, the RBOC or Independent Telco generates the order by performing the marketing activities themselves. Standard fulfillment sales accounted for 43%, 68% and 50% of sales in 1996, 1995 and 1994, respectively. Direct marketing fulfillment sales totaled 25%, 2% and 0% of sales in 1996, 1995 and 1994, respectively. In the second quarter of 1997, standard fulfillment sales accounted for 33% of sales and direct marketing fulfillment sales totaled 48% of sales. In the first half of 1997, standard fulfillment sales accounted for 36% of sales and direct marketing fulfillment sales totaled 49% of sales.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which reflect the Company's current views with respect to future events which may impact the Company's results of operations and financial condition. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause the actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and made elsewhere by the Company should be considered in light of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Results of Operations

The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                   -------------------      -------------------
                                     1997       1996          1997        1996
                                   --------   --------      --------     ------
Sales .........................      100.0%      100.0%       100.0%      100.0%
Cost of sales .................       53.6        56.1         54.7        56.2
                                   -------     -------      -------     -------
Gross margin ..................       46.4        43.9         45.3        43.8
                                   -------     -------      -------     -------
Operating expenses:
   Research and development ...        7.7         5.6          6.3         5.8
   Selling and marketing ......       27.5        18.2         26.9        16.3
   General and administrative .        4.0         3.5          3.9         3.4
                                   -------     -------      -------     -------
                                      39.2        27.3         37.1        25.5
                                   -------     -------      -------     -------

Income from operations ........        7.2        16.6          8.2        18.3
Other income, net..............        1.2         0.9          0.8         0.9
                                   -------     -------      -------     -------
Income before income taxes ....        8.4        17.5          9.0        19.2
Provision for income taxes ....        3.2         7.0          3.5         7.7
                                   -------     -------      -------     -------
Net income ....................        5.2%       10.5%         5.5%       11.5%
                                   =======     =======      =======     =======

Sales

Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or retention of certain services provided by the RBOCs and customer credit worthiness. Sales decreased 4% to $58.3 million in the second quarter of 1997 from $60.4 million in the second quarter of 1996. This decrease was primarily due to a decrease in unit sales of phones sold to Ameritech and Southwestern Bell customers and a decline in sales to the Company's retail channel. These declines were partially offset by increased unit sales of adjunct products through the Company's direct marketing programs for Caller ID services on behalf of GTE as well as standard fulfillment sales to NYNEX customers. In the first half of 1997, sales were $135.3 million, a 21% increase over sales of $112.1 million for the same period in 1996. This increase was primarily due to strong first quarter results from increased unit sales of adjunct products through the Company's direct marketing programs for Caller ID services on behalf of Southwestern Bell and GTE as well as strong standard fulfillment sales to US West and NYNEX customers. Ameritech, the Company's second largest customer in 1996, discontinued selling the Company's products in the second quarter of 1997. The Company believes that Ameritech will not be making any significant purchases for the remainder of 1997. The overall average sales price was $35 per unit both in the second quarter and in the first six months of 1997 versus $40 per unit and $42 per unit in the respective periods in 1996. This reduction in average sales prices during the second quarter and first half of 1997 as compared to the same periods in 1996 resulted from changes in the overall mix of unit sales during these periods. During the second quarter and first half of 1996 sales of the Company's phone products (which generally carry a higher average selling price than the Company's adjunct products) decreased from 19% and 30%, respectively, of sales to 4% of sales during both the second quarter and first half of 1997.

Gross margin

Cost of sales includes primarily the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales increased to 46.4% in the second quarter of 1997 from 43.9% in the same quarter of 1996. Gross margin as a percentage of sales increased to 45.3% in the first six months of 1997 from 43.8% for the same period in 1996. These increases primarily resulted from increased sales through the Company's direct marketing programs, which typically have higher gross margins. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. In addition, the Company anticipates that gross margins may decline over time as a result of competitive pricing pressures.

Research and development expenses

Research and development expenses represent primarily salaries for personnel, associated benefits and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased to $4.5 million in the quarter ended June 30, 1997 from $3.4 million in the same quarter of 1996. Research and development expenses in the six month periods ended June 30, 1997 and 1996 were $8.5 million and $6.5 million, respectively. These increases primarily resulted from increased spending on development projects, such as ADSI phones, cordless telephones and advanced screen phones which provide access to the Internet. Specifically, the Company recognized $1.2 million of expense in the first half of 1997 related to the Company's equity in losses of InfoGear, which is developing the software for the Company's initial Internet product. The Company expects equity in losses of Infogear to continue at this level for the remainder of 1997. Research and development expenses as a percentage of sales increased to 7.7% in the quarter ended June 30, 1997 from 5.6% in the like period of 1996 and to 6.3% in the six months ended June 30, 1997 from 5.8% in the like period of 1996. The Company expects that research and development spending will increase slightly during the remainder of 1997.

Selling and marketing expenses

Selling and marketing expenses represent primarily personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased to $16 million in the quarter ended June 30, 1997 from $10.9 million in the comparable period of 1996. As a percentage of sales, selling and marketing expenses increased to 27.5% in the quarter ended June 30, 1997 from 18.2% in the like period of 1996. In the six months ended June 30, 1997, selling and marketing expenses were $36.4 million or 26.9% of sales versus $18.2 million or 16.3% of sales in the same period of 1996. These increases were due principally to the Company's increased promotion of intelligent network services through several direct mail, direct response television and telemarketing campaigns, resulting in increased advertising and telemarketing agency costs. The Company expects that selling and marketing expenses as a percentage of sales will remain at these higher levels due to the anticipated continued reliance on direct marketing activities during the remainder of 1997.

General and administrative expenses

General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased to $2.4 million in the quarter ended June 30, 1997 from $2.1 million in the comparable period of 1996. As a percentage of sales, general and administrative expenses increased to 4.0% in the quarter ended June 30, 1997 from 3.5% in the comparable period of 1996. These increases reflect increased legal and recruiting costs. In the six months ended June 30, 1997, general and administrative expenses were $5.2 million or 3.9% of sales versus $3.8 million or 3.4% of sales in the same period of 1996. In addition to the second quarter increases year to date numbers reflect a one time charge on contractually obligated expenses incurred as part of the relinquishment of day-to-day duties of certain executives which occurred in the first quarter of 1997. The Company believes that general and administrative expenditures will remain approximately the same as a percentage of sales during the remainder of 1997.

Provisions for income taxes

The provisions for income taxes in the quarters ended June 30, 1997 and 1996 reflect rates of 38% and 40%, respectively. The provisions for income taxes in the six months ended June 30, 1997 and 1996 reflect rates of 39% and 40%, respectively.

Liquidity and capital resources

The Company's cash, cash equivalents and short-term investments increased $14.6 million during the six months ended June 30, 1997 primarily due to cash generated by operating activities of $28.6 million, offset by the Company's repurchase of one million shares of its Common Stock for an aggregate purchase price of $12.9 million and acquisitions of property and equipment of $1.9 million. Cash generated by operations of $28.6 million resulted primarily from net income of $7.4 million, decreases in accounts receivable of $10.1 million and inventories of $6.5 million and an increase in accrued liabilities of $3.1 million. The Company had working capital of $108.5 million as of June 30, 1996 as compared to $110.5 million at December 31, 1996. The Company's current ratio was 5.6 to 1 both at June 30, 1997 and December 31, 1996. The Company believes that cash, cash equivalents and short term investments will remain at the same levels for the remainder of 1997.

The Company has a credit line of $25 million which is secured by the Company's assets. The interest rate on the line is the bank's prime rate less 0.25%. The Company had not borrowed any funds under the line as of June 30, 1997.

Capital expenditures in 1997 (which are budgeted to be approximately $5 million during the remaining six months of 1997) are expected to be funded from working capital currently available. The Company believes its current cash, cash equivalents, short-term investments and line of credit will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.

Factors That May Affect Future Results

The Company has experienced and may in the future experience significant fluctuations in sales and operating results from quarter to quarter due to a variety of factors. These factors include: the timing of the adoption and/or initiation of Caller ID, Caller ID on Call Waiting, ADSI and other services (collectively, "Services") by RBOCs, Independent Telco's and other service providers on a system-wide or regional basis; the timing of significant orders for the Company's products; the extent to which RBOCs and Independent Telcos promote Services and fluctuations in such promotional activities; the success of the Company's own direct marketing programs, in particular, deriving adequate sales volumes and control of related costs; the addition or loss of distribution channels or outlets; changes in service charges for Services; new product introductions by the Company or its competitors; technical difficulties with RBOC and Independent Telco networks; changes in the Company's product mix or sales mix by distribution channel that may affect sales prices, margins or both; future expansion of the Company's marketing and services operations; technological difficulties and resource constraints encountered in developing and introducing new products; disruption in sources of supply, manufacturing and product delivery; changes in material costs; regulatory changes; general economic conditions, competitive pressures and other factors. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. Because the Company has minimal backlog and its sales in each quarter results primarily from orders received in that quarter, variations in the timing of major orders for the Company's products can cause significant fluctuations in operating result from quarter to quarter.

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings
              Not Applicable

Item 2.       Changes in Securities
              Not Applicable

Item 3.       Defaults Upon Senior Securities
              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders

              (a) The Company held its 1997 Annual  Meeting of  Stockholders  on
                  May 29, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A. At the close of business on the record date for the meeting (which was April 29, 1997), there were 13,987,086 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting. Holders of 12,811,501 shares of the Company's common stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

              (b) The  Company's  Board  of  Directors  is  divided  into  three classes, with Directors in each class serving for three-year terms. Accordingly, not all Directors are elected at each Annual Meeting of Stockholders. Paul G. Locklin and Joseph A. Graziano were re-elected as Directors at the 1997 Annual Meeting of Stockholders. The other Directors whose terms of office continued after the meeting are Daniel L. Eilers, Scott
                  C. McDonald, Richard M. Moley and Ernest K. Jacquet.

              (c) The matters  described  below were voted on at the 1997 Annual
                  Meeting of Stockholders, and the number of votes cast with respect to each matter and, with respect to the election of Directors, for each nominee, were as indicated.

                  (1) To elect two Class C Directors of the Company to serve for a three-year term.

                         PAUL G. LOCKLIN
                         For: 12,329,189; Withheld: 482,315

                         JOSEPH A. GRAZIANO
                         For: 12,328,736; Withheld: 482,765

                  (2) To approve an amendment increasing the number of shares of the Company's common stock available for issuance under the Company's Amended and Restated 1993 Stock Option Plan by 750,000 shares.

                         For:    6,537,288;   Against:   2,957,644;   Abstain:
                                 42,856; Broker Non-Votes: 3,273,713.

                  (3) To approve amendments to the Company's 1994 Directors' Stock Option Plan increasing the number of shares of the Company's common stock available for issuance under the Plan by 150,000 shares and providing for the automatic acceleration of the vesting of all options granted under the Plan in the event of a change of control of the Company.

                         For:    8,955,757; Against: 745,824; Abstain: 45,258;
                                 Broker Non-Votes: 3,064,662.

                  (4) To ratify the appointment of Price Waterhouse LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. For: 12,762,569;
                         Against: 26,528; Abstain: 22,404.

Item 5.       Other Information
              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                  See Index to Exhibits at page 12 below.

              (b) Reports on Form 8-K.
                  The Company filed no reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CIDCO INCORPORATED


August 14, 1997                       By:/s/Daniel L. Eilers
---------------                           ------------------
     Date                                 Daniel L. Eilers
                                          President and Chief Executive Officer


August 14, 1997                           /s/Richard D. Kent
---------------                           ------------------
     Date                                 Richard D. Kent
                                          Vice President, Finance
                                          and Chief Financial Officer

                               CIDCO INCORPORATED

                                INDEX TO EXHIBITS
   Exhibits                                                                             Page
   --------                                                                             ----
       3.1      Amended and Restated Certificate of Incorporation. (1)                    --

       3.2      Amended and Restated By-Laws.                                             16

       4.1      Second  Amendment  to  Revolving  Credit Loan  Agreement  dated
                October 13, 1995 between Registrant and Comerica Bank. (4)                --

      10.4      Patent  License  Agreement  dated as of May 1, 1989 between the
                 Registrant and American Telephone and Telegraph Company. (1)             --

      10.5      Form of Indemnification Agreement. (1)                                    --

      10.13     Agreement effective as of December 21, 1992 between the
                Registrant and SBC Communications. (1), (2)                               --

      10.14     Lease dated  August 15, 1993  between  Thoits  Bros.,  Inc.
                and the  Registrant  for 220 Cochrane Circle. (1)                         --

      10.16     Lease dated May 31, 1994,  between Thoits Bros., Inc. and the
                Registrant for 225 Cochrane Circle, Units A, B, C, D, and E.(4)           --

      10.17     Sublease  dated  November  18, 1994,  between  Thoits Bros.
                and the  Registrant  for 180 Cochrane Circle.(3)                          --

      10.18     Lease dated  November 1, 1994,  between  Thoits Bros.,  Inc. for
                105 and the  RegistrantCochrane Circle, Units A, B, C, D, and E.(3)       --

      10.19     Registrant's Amended and Restated 1993 Stock Option Plan. (1)             --

      10.20     Registrant's 1994 Directors' Stock Option Plan, as amended.               22

      10.21     Registrant's 1994 Employee Stock Purchase Plan. (1)                       --

      10.22     Agreement dated January 1, 1995 between the Registrant and
                Ameritech Services, Inc. (5)                                              --

      10.23     Standard Form of Office Lease between  Registrant and 400
                Columbus Avenue,  LCC dated May 19, 1995. (5)                             --

      10.24     Employment Agreement dated June 28, 1996 between Registrant
                and Ian Laing. (6)                                                        --

      10.25     Employment Agreement dated July 29, 1996 between Registrant
                and Marv Tseu. (6)                                                        --

      10.26     Employment Agreement dated December 16, 1996 between Registrant
                and Richard D. Kent. (6)                                                  --

      10.27     Employment Agreement dated March 17, 1997 between Registrant and
                Daniel L. Eilers. (6)                                                     --

      10.28     Option Agreement dated March 12, 1997 between Registrant and
                Daniel L. Eilers. (6)                                                     --

      10.29     1997 Annual Executive Incentive Plan.                                     34

      11.1      Computation of Earnings Per Share.                                        38

(1) Incorporated herein by reference to the Company's registration statement on Form S-1, Registration File No.33-74114.

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

(5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1996

(6) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.