Form 10-Q
period 1997-09-30
CIDCO INC
filed 1997-11-14
CIK 917639

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.
                                       OR
[ ] Transition report pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

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



            --------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES         X             NO

The number of shares outstanding of the Registrant's Common Stock on October 31, 1997 was 13,955,302.
================================================================================

                               CIDCO INCORPORATED
                                    Form 10-Q
                                      INDEX



PART I.       FINANCIAL INFORMATION                                        Page

         Item 1.  Financial Statements:

                  Balance sheet at September 30, 1997
                      and December 31, 1996 ..................................3

                  Income statement for the three and nine months
                      ended September 30, 1997 and 1996 ......................4

                  Statement of cash flows for the nine months
                      ended September 30, 1997 and 1996 ......................5

                  Notes to financial statements ..............................6

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........7


PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................12

         Item 2.  Changes in Securities......................................12

         Item 3.  Defaults upon Senior Securities............................12

         Item 4.  Submission of Matters to a Vote of Security Holders........12

         Item 5.  Other Information..........................................12

         Item 6.  Exhibits and Reports on Form 8-K ..........................12


SIGNATURES ..................................................................13

Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                               CIDCO INCORPORATED
                                  BALANCE SHEET
                      (in thousands, except per share data)
                                                           September 30,     December 31,
                                                               1997              1996
                                                            -----------      ------------
                                                             unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .............................  $    32,498      $     26,509
   Short-term investments ................................       57,090            38,560
   Accounts receivable, net of allowances
     for doubtful accounts of $3,003 and $2,966...........       32,618            48,242
   Inventories ...........................................       10,793            14,555
   Deferred tax asset ....................................        5,086             5,086
   Other current assets ..................................        4,943             1,284
                                                            -----------      ------------

     Total current assets ................................      143,028           134,236

Property and equipment, net ..............................       12,419            14,118
Other assets .............................................        2,567             4,259
                                                            -----------      ------------

                                                            $   158,014      $    152,613
                                                            ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................  $    22,130      $     16,880
   Accrued liabilities ...................................        9,614             6,211
   Accrued taxes payable .................................           74               676
                                                            -----------      ------------

     Total current liabilities ...........................       31,818            23,767
                                                            -----------      ------------

Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares authorized,
      13,953 and 14,399 shares issued and outstanding ....          139               144
   Additional paid-in capital ............................       88,806            87,725
   Treasury stock, at cost (1,000,000 shares).............      (12,942)               --
   Retained earnings .....................................       50,193            40,977
                                                            -----------      ------------

     Total stockholder's equity ..........................      126,196           128,846
                                                            -----------      ------------

                                                            $   158,014      $    152,613
                                                            ===========      ============

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                                INCOME STATEMENT
                (in thousands, except per share data; unaudited)
                                     Three months ended        Nine months ended
                                         September 30,          September 30,
                                   ---------------------     ----------------------
                                      1997        1996          1997          1996
                                   ---------   ---------     ---------    ---------
Sales ..........................   $  51,079    $  45,959    $ 186,397    $ 158,091
Cost of sales ..................      28,417       23,067      102,439       86,050
                                   ---------    ---------    ---------    ---------
Gross margin ...................      22,662       22,892       83,958       72,041
                                   ---------    ---------    ---------    ---------
Operating expenses:
    Research and development ...       4,093        3,193       12,617        9,688
    Selling and marketing ......      14,030       10,275       50,478       28,509
    General and administrative .       2,534        1,824        7,780        5,643
                                   ---------    ---------    ---------    ---------
                                      20,657       15,292       70,875       43,840
                                   --------- ------------    ---------    ---------
Income from operations .........       2,005        7,600       13,083       28,201
Other income, net ..............         914        1,300        2,064        2,257
                                   ---------    ---------    ---------    ---------
Income before income taxes......       2,919        8,900       15,147       30,458
Provision for income taxes .....       1,173        3,560        5,964       12,183
                                   ---------    ---------    ---------    ---------

Net income .....................   $   1,746    $   5,340    $   9,183    $  18,275
                                   =========    =========    =========    =========

Earnings per share .............   $    0.12    $    0.33    $     .64    $    1.18
                                   =========    =========    =========    =========

Weighted average shares.........      14,230       18,707       14,302       16,306
                                   =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)
                                                                   Nine months ended
                                                                     September 30,
                                                                 1997             1996
                                                               ---------        --------
Cash flows provided by operating activities:
   Net income ..............................................   $   9,183        $ 18,275
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...........................................       4,639           3,954
     Equity in losses of affiliate .........................       1,777              --
     Changes in assets and liabilities:
       Accounts receivable..................................      15,624           1,763
       Inventories..........................................       3,762           2,780
       Other current assets.................................      (3,659)         (1,407)
       Other assets.........................................         (85)         (4,832)
       Accounts payable.....................................       5,250           2,691
       Accrued liabilities..................................       3,403          (3,229)
       Accrued taxes payable................................        (602)          1,776
                                                               ---------        --------
         Net cash provided by operating activities..........      39,292          21,771
                                                               ---------        --------
Cash flows used in investing activities:
   Acquisition of property and equipment ...................      (2,940)         (4,436)
   Purchase of short-term investments, net .................     (18,497)       (112,826)
                                                               ---------        --------
         Net cash used in investing activities .............     (21,437)       (117,262)
                                                               ---------        --------
Cash flows provided by (used in) financing activities:
   Issuance of common stock ................................       1,076           2,350
   Treasury stock purchases.................................     (12,942)             --
   Proceeds from issuance of long-term debt ................          --         150,000
                                                               ---------        --------
         Net cash provided by (used in) financing activities     (11,866)        152,350
                                                               ---------        --------
Net increase in cash and cash equivalents ..................       5,989          56,859
Cash and cash equivalents at beginning of period ...........      26,509          19,290
                                                               ---------        --------
Cash and cash equivalents at end of period .................   $  32,498        $ 76,149
                                                               =========        ========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes ..............................   $   7,777        $  9,835
                                                               =========        ========

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

NOTE 2--RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

The unaudited pro forma basic and diluted earnings per share computed in accordance with FAS 128 for the three and nine month periods ended September 30, 1997 and 1996 are as follows:

                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                     ------------------      -------------------
                                       1997       1996         1997       1996
                                     -------     ------      -------    --------
Basic earnings per share..........   $   .13     $  .37      $   .65    $   1.28
Diluted earnings per share........   $   .12     $  .33      $   .64    $   1.18


In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of calendar 1998.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by FAS 131 are effective for 1998.

NOTE 3--COMMON STOCK

On January 27, 1997, the Company announced its plans to purchase up to 1 million shares of its outstanding Common Stock. The Company subsequently repurchased 1 million shares at an aggregate price of $12.9 million. The Company has no plans to repurchase additional shares at this time.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.

Background

The Company's primary sales and distribution channels include direct marketing fulfillment programs ("Agency Fulfillment"), standard fulfillment of telephone company orders ("Standard Fulfillment"), and wholesale shipments directly to telephone companies, and, to a lesser extent, international accounts, retail stores ("Retail") and OEM customers. Agency Fulfillment programs are sales campaigns run by the Company involving the use of television and radio advertising, consumer mailings and telemarketing to sell intelligent network services for the Regional Bell Operating Companies (each an "RBOC") and independent telephone operating companies (each an "Independent Telco") which utilize the Company's products. Standard Fulfillment sales occur when the Company receives an order either electronically or through an on-line transfer of the customer by the RBOC or Independent Telco, and the Company ships the requested product directly to the customer. In the case of Standard Fulfillment sales, the RBOC or Independent Telco generates the order by performing the marketing activities themselves. Standard Fulfillment sales accounted for 43%, 68% and 50% of sales in 1996, 1995 and 1994, respectively. Agency Fulfillment sales totaled 25%, 2% and 0% of sales in 1996, 1995 and 1994, respectively. In the third quarter of 1997, Standard Fulfillment sales accounted for 28% of sales and Agency Fulfillment sales totaled 47% of sales. In the first nine months of 1997, Standard Fulfillment sales accounted for 34% of sales and Agency Fulfillment sales totaled 48% of sales.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                    Three months ended        Nine months ended
                                        September 30,           September 30,
                                   --------------------      ------------------
                                      1997        1996          1997       1996
                                   -------      -------      -------    -------
Sales .........................      100.0%       100.0%       100.0%     100.0%
Cost of sales .................       55.6         50.2         55.0       54.4
                                   -------      -------      -------    -------
Gross margin ..................       44.4         49.8         45.0       45.6
                                   -------      -------      -------    -------
Operating expenses:
   Research and development ...        8.0          6.9          6.8        6.1
   Selling and marketing ......       27.5         22.4         27.1       18.0
   General and administrative .        5.0          4.0          4.2        3.6
                                   -------      -------      -------    -------
                                      40.5         33.3         38.1       27.7
                                   -------      -------      -------    -------

Income from operations ........        3.9         16.5          6.9       17.9
Other income, net..............        1.8          2.8          1.1        1.4
                                   -------      -------      -------    -------

Income before income taxes ....        5.7         19.3          8.0       19.3
Provision for income taxes ....        2.3          7.7          3.2        7.7
                                   -------      -------      -------    -------
Net income ....................        3.4%        11.6%         4.8%      11.6%
                                   =======      =======      =======    =======

Sales

Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or retention of certain services provided by the Telcos and customer credit worthiness. Sales increased 11% to $51.1 million in the third quarter of 1997 from $46 million in the third quarter of 1996. This increase was primarily due to the product introduction of large format screen phones sold through the Company's direct marketing programs to Southwestern Bell customers. Additionally there were increased unit sales of adjunct products through the Company's Agency Fulfillment programs for Caller ID services on behalf of GTE and Standard Fulfillment sales to NYNEX customers. These increases were partially offset by decreases in unit sales of phones sold to Ameritech. In the first nine months of 1997, sales were $186.4 million, an 18% increase over sales of $158.1 million for the same period in 1996. This increase was primarily due to increased unit sales of adjunct products through the Company's Agency Fulfillment programs for Caller ID services on behalf of GTE, and growth in Standard Fulfillment sales to US West and NYNEX customers, as well as the introduction of large format screen phones in the third quarter sold through the Company's direct marketing programs to Southwestern Bell customers. Ameritech, the Company's second largest customer in 1996, discontinued selling the Company's products in the second quarter of 1997. The Company believes that Ameritech will not make any significant purchases for the remainder of 1997. Higher volumes of large screen phones and adjuncts during the third quarter of 1997 were partially offset by lower sales volumes and sales prices of corded telephones and lower sales prices of adjuncts as compared with the third quarter of 1996.

Gross margin

Cost of sales includes primarily the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales decreased to 44.4% in the third quarter of 1997 from 49.8% in the same quarter of 1996. Gross margin as a percentage of sales decreased to 45% in the first nine months of 1997 from 45.6% for the same period in 1996. These decreases resulted from declines in average selling prices of adjunct products and the liquidation of several older model telephones to prepare for new product introductions in the fourth quarter. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. In addition, the Company anticipates that gross margins may continue to decline over time as a result of competitive pricing pressures.

Research and development expenses

Research and development expenses represent primarily salaries for personnel, associated benefits, and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased to $4.1 million in the quarter ended September 30,1997 from $3.1 million in the same quarter of 1996. Research and development expenses in the nine month periods ended September 30, 1997 and 1996 were $12.6 million and $9.7 million, respectively. These increases primarily resulted from increased spending on development projects, such as ADSI phones, cordless telephones and advanced screen phones which provide access to the Internet. Specifically, the Company recognized $1.8 million of expense in the first nine months of 1997 related to the Company's equity in losses of InfoGear, which is developing the software for the Company's initial Internet product. The Company expects equity in losses of Infogear to continue at this level for the remainder of 1997. Research and development expenses as a percentage of sales increased to 8 % in the quarter ended September 30, 1997 from 6.9% in the like period of 1996 and to 6.8% in the nine months ended September 30, 1997 from 6.1% in the like period of 1996. The Company expects that research and development spending will increase slightly during the remainder of 1997.

Selling and marketing expenses

Selling and marketing expenses represent primarily personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased to $14 million in the quarter ended September 30, 1997 from $10.3 million in the comparable period of 1996. As a percentage of sales, selling and marketing expenses increased to 27.5% in the quarter ended September 30, 1997 from 22.4% in the like period of 1996. In the nine months ended September 30, 1997, selling and marketing expenses were $50.5 million or 27.1% of sales versus $28.5 million or 18.0% of sales in the same period of 1996. These increases were due principally to the Company's increased promotion of intelligent network services and large format screen phones through several direct mail, direct response television and telemarketing campaigns, resulting in increased advertising and telemarketing agency costs. The Company expects that selling and marketing expenses as a percentage of sales will remain at these higher levels due to the anticipated continued reliance on direct marketing activities during the remainder of 1997.

General and administrative expenses

General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased to $2.5 million in the quarter ended September 30, 1997 from $1.8 million in the comparable period of 1996. As a percentage of sales, general and administrative expenses increased to 5% in the quarter ended September 30, 1997 from 4.0% in the comparable period of 1996. These increases reflect increased legal, human resources, recruiting, relocation and information systems costs. In the nine months ended September 30, 1997, general and administrative expenses were $7.8 million or 4.2% of sales versus $5.6 million or 4% of sales in the same period of 1996. In addition to the quarter over quarter increases, the third quarter of 1997 year-to-date numbers reflect a one-time charge on contractually obligated expenses incurred as part of the relinquishment of day-to-day duties of certain executives which occurred in the first quarter of 1997. The Company believes that general and administrative expenditures will remain at approximately the same dollar level during the fourth quarter of 1997 as during the third quarter of 1997.

Provisions for income taxes

The provisions for income taxes in the quarters ended September 30, 1997 and 1996 reflect a rate of 40%. The provisions for income taxes in the nine months ended September 30, 1997 and 1996 reflect rates of 39% and 40%, respectively.

Liquidity and capital resources

The Company's cash, cash equivalents and short-term investments increased $24.5 million during the nine months ended September 30, 1997 primarily due to cash generated by operating activities of $39.3 million, offset by the Company's repurchase of one million shares of its Common Stock for an aggregate purchase price of $12.9 million and acquisitions of property and equipment of $2.9 million. Cash generated by operations of $39.3 million resulted primarily from net income of $9.2 million, decreases in accounts receivable of $15.6 million and inventories of $3.8 million and increases in accounts payable of $5.3 million and accrued liabilities of $3.4 million. The Company had working capital of $111.2 million as of September 30, 1997 as compared to $110.5 million at December 31, 1996. The Company's current ratio was 4.5 to 1 both at September 30, 1997 and 5.6 to 1 at December 31, 1996. The Company believes that cash, cash equivalents and short term investments will remain at approximately the same levels for the remainder of 1997.

As of September 30, 1997, the Company had a secured credit line of $25 million. The interest rate on borrowings under the line is the bank's prime rate less 0.25%. The Company had not borrowed any funds under the line as of September 30, 1997.

Capital expenditures in 1997 (which are budgeted to be approximately $3 million during the remaining three months of 1997) are expected to be funded from working capital currently available. The Company believes its current cash, cash equivalents, short-term investments and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.

Factors That May Affect Future Results

A substantial majority of the Company's sales are currently derived from its Agency Fulfillment and Standard Fulfillment programs for Caller ID and Caller ID on Call Waiting products through RBOCs and Independent Telcos, both domestic and international (collectively, "Telcos"). As a result, the Company's sales and operating results are substantially dependent on the extent of, and the timing of, the Telcos' determinations to implement and promote Caller ID and Caller ID on Call Waiting services on a system wide or regional basis. The extent to which the Telcos determine to implement and/or from time-to-time promote these Caller ID services may be affected by a wide variety of factors, including regulatory approvals, technical requirements, budgetary constraints at the Telcos, consolidation among Telcos, market saturation for Caller ID services, the profitability of Caller ID services to the Telcos, market acceptance for Caller ID services and other factors. The Company typically has little control over any of these factors. There can be no assurances that the Telcos will continue to implement and/or promote Caller ID services, nor that the Company's product and program offerings will be selected by the Telcos. Moreover, there can be no assurances that these services will gain widespread market acceptance nor that, in areas where the services are accepted, the markets will not become saturated, with the result that the Telcos cease to promote the services in that area.

The Company operates with little or no backlog and its quarterly results are substantially dependent on Telcos' implementation and/or promotion of Caller ID, Caller ID on Call Waiting, ADSI and other services (collectively, "Services') on a system wide or regional basis during each quarter. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. As a result, to the extent that the Telcos delay the implementation and/or promotion of these Services which were anticipated for a particular quarter, the Company's sales and operating results may be materially and adversely affected.

The telecommunications industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and changing industry standards which may render existing products and services obsolete. The Company's future success will depend in large part on its ability to timely develop and introduce new products and services which keep pace with, and correctly anticipate, these changes and which meet new, evolving market standards and changing customer requirements. There can be no assurance that the Company's existing markets will not be eroded or that the Company will be able to correctly anticipate and/or timely develop and introduce products and services which meet the requirements of the changing marketplace or which achieve market acceptance. If the Company is unable to develop and introduce products and services which timely meet the changing requirements of the marketplace, the Company's operating results may be materially and adversely affected.

The Company has experienced in the past, and may experience in the future, significant fluctuations in sales and operating results from quarter to quarter as a result of a variety of factors, including the foregoing factors and the following additional factors: the timing of significant orders for the Company's products; the success of the Company's own direct marketing programs, in particular, deriving adequate sales volumes and control of related costs; the addition or loss of distribution channels or outlets; changes in service charges for Services; new product introductions by the Company or its competitors; increases in the cost of acquiring end-user customers for Services and the resulting effects on margins; technical difficulties with Telco networks; changes in the Company's product mix or sales mix by distribution channel that may affect sales prices, margins or both; future expansion of the Company's marketing and services operations; technological difficulties and resource constraints encountered in developing, testing and introducing new products; uncertainties involved in the Company's entry into markets for new Services; disruption in sources of supply, manufacturing and product delivery; changes in material costs; regulatory changes; general economic conditions, competitive pressures, including reductions in average selling prices and resulting erosions of margins; and other factors.

Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings
              Not Applicable

Item 2.       Changes in Securities
              Not Applicable

Item 3.       Defaults Upon Senior Securities
              Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders
              Not Applicable

Item 5.       Other Information
              Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                  See Index to Exhibits at page 14 below.

              (b) Reports on Form 8-K.
                  The Company filed no reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CIDCO INCORPORATED


November 12, 1997                      By: /s/Daniel L. Eilers
-----------------                          ----------------------------
     Date                                  Daniel L. Eilers
                                           President and Chief Executive Officer


November 12, 1997                          /s/Richard D. Kent
-----------------                          ---------------------------
     Date                                  Richard D. Kent
                                           Vice President, Finance
                                           and Chief Financial Officer

                               CIDCO INCORPORATED
                                INDEX TO EXHIBITS
   Exhibits                                                                      Page
   --------                                                                      ----
       3.1      Amended and Restated Certificate of Incorporation. (1)             --

       3.2      Amended and Restated By-Laws. (7)                                  --

       4.1      Second  Amendment to Revolving Credit Loan  Agreement dated
                October 13, 1995 between Registrant and Comerica Bank.(4)          --

      10.4      Patent  License Agreement dated as of May 1, 1989 between the
                Registrant and American Telephone and Telegraph Company.(1)        --

      10.5      Form of Indemnification Agreement. (1)                             --

      10.13     Agreement effective as of December 21, 1992 between the
                Registrant and SBC Communications. (1), (2)                        --

      10.14     Lease dated  August 15, 1993 between Thoits  Bros., Inc.
                and theRegistrant  for 220 Cochrane Circle. (1)                    --

      10.16     Lease dated May 31, 1994, between Thoits Bros., Inc. and the
                Registrant for 225 Cochrane Circle, Units A, B, C, D,
                and E. (4)                                                         --

      10.17     Sublease  dated  November  18, 1994,  between  Thoits Bros.
                and the Registrant for 180 Cochrane Circle.(3)                     --

      10.18     Lease dated  November 1, 1994,  between  Thoits Bros.,  Inc.
                and the Registrant for 105 Cochrane Circle, Units A, B, C, D,
                and E.(3)                                                          --

      10.19     Registrant's Amended and Restated 1993 Stock Option Plan. (1)      --

      10.20     Registrant's 1994 Directors' Stock Option Plan, as amended. (7)    --

      10.21     Registrant's 1994 Employee Stock Purchase Plan. (1)                --

      10.22     Agreement dated January 1, 1995 between the Registrant and
                Ameritech Services, Inc. (5)                                       --

      10.23     Standard Form of Office Lease between  Registrant and 400
                Columbus Avenue, LCC dated May 19, 1995. (5)                       --

      10.24     Employment Agreement dated June 28, 1996 between Registrant
                and Ian Laing. (6)                                                 --

      10.25     Employment Agreement dated July 29, 1996 between Registrant
                and Marv Tseu. (6)                                                 --

      10.26     Employment Agreement dated December 16, 1996 between Registrant
                and Richard D. Kent. (6)                                           --

      10.27     Employment Agreement dated March 17, 1997 between Registrant
                and Daniel L. Eilers. (6)                                          --

      10.28     Option Agreement dated March 12, 1997 between Registrant and
                Daniel L. Eilers. (6)                                              --

      10.29     1997 Annual Executive Incentive Plan. (7)                          --

      11.1      Computation of Earnings Per Share.                                 16


(1) Incorporated herein by reference to the Company's registration statement on Form S-1, Registration File No. 33-74114.
(2) Confidential treatment has been granted with respect to certain portions of this document.
(3) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
(4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.
(5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.
(6) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
(7) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.