Form 10-K405
period 1997-12-31
CIDCO INC
filed 1998-03-31
CIK 917639

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934
                  for the fiscal year ended December 31, 1997.

                        Commission file number: 0-23296

                               CIDCO INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                         13-3500734
(State or other jurisdiction of                            (IRS employer
Incorporation or organization)                         identification number)

                               220 COCHRANE CIRCLE
                              MORGAN HILL, CA 95037
              (Address of principal executive offices and zip code)

                                 (408) 779-1162
              (Registrant's telephone number, including area code)

              ----------------------------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (   X    )
                              --------

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock at $9.25 on
March 26, 1998:                                                   $129,779,433

Number of shares outstanding of the Registrant's Common Stock on March 26,
1998:                                                               14,030,209

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated by reference into Part III (Items 10, 11, 12, and
13) hereof.

================================================================================
This report consists of 45 sequentially numbered pages. The exhibit index is contained on pages 42 and 43 of this report.

                               CIDCO INCORPORATED

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I

         Item   1. Business .................................................................       3

         Item   2. Properties ...............................................................      13

         Item   3. Legal Proceedings ........................................................      13

         Item   4. Submission of Matters to a Vote of Security Holders ......................      13


PART II

         Item   5. Market for Registrant's Common Stock and Related Stockholder Matters......      13

         Item   6. Selected Financial Data ..................................................      15

         Item   7. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ................................................      16

         Item   7A.Quantitative and Qualitative Disclosure About Market Risk.................      25

         Item   8. Financial Statements and Supplementary Data ..............................      26

         Item   9. Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure .................................................      41


PART III

         Item 10.  Directors and Executive Officers of the Registrant .......................      41

         Item 11.  Executive Compensation ...................................................      41

         Item 12.  Security Ownership of Certain Beneficial Owners and Management............      41

         Item 13.  Certain Relationships and Related Transactions ...........................      41


PART IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........      42


SIGNATURES ..................................................................................      44





FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements which reflect the Company's current views with respect to future events which may impact the Company's results of operations and financial condition. In this Report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


                                    PART I.


ITEM   1.    BUSINESS

         CIDCO Incorporated ("CIDCO" or the "Company") is a leading innovator in advanced telephony products - from Caller ID equipment to Internet-enabled telephones - which support Caller ID, Caller ID on Call Waiting and other intelligent network services (collectively "Services") being offered by Regional Bell Operating Companies ("RBOCs") and independent telephone operating companies, both domestic and international (collectively with RBOCs, "Telcos") and by internet service providers ("ISPs"). The Company is a leading supplier of Caller ID in the United States and has sold over 20 million products, including Caller ID display units, network feature telephones, advanced cordless telephones and smart screen phones. The Company's products are provided to telephone subscribers through a variety of channels, which include distribution arrangements with leading Telcos and numerous retail outlets. The Company was incorporated in Delaware in 1988. The Company's principal executive offices are located at 220 Cochrane Circle, Morgan Hill, California (telephone number 408-779-1162). The Company's common stock trades on The Nasdaq Stock Market.

         The first Service to require specialized subscriber telephone equipment was Caller ID, first introduced by New Jersey Bell in 1987. Caller ID not only requires compatibility with complex network signaling, but also a screen on which to display Caller ID information. Originally, Caller ID service provided only the number of the party initiating the call and transmitted data only within local area networks. Since the early 1990's, certain Telcos have offered both number and name identification. In December 1995, the Federal Communications Commission (the "FCC") mandated that Caller ID service be supported nationally. California was the last state to provide the service, instituting it in mid-1996, making the service available in all 50 states, the District of Columbia and Puerto Rico. Additionally, Caller ID on Call Waiting was first introduced in late 1995. This service, also known as Type II Caller ID, allows the subscriber to utilize Caller ID service to identify a second incoming call while already engaged in a telephone conversation.

         Penetration for Caller ID service has increased as necessary approvals by state public utility commissions have been obtained and as the Telcos have upgraded their switches and implemented new signaling technologies. Caller ID service is also currently available in most of Canada, Mexico and numerous European and Asian countries. During 1998, Caller ID service is expected to be introduced in a number of additional countries.

         Since its founding in 1988, the Company has concentrated its product development and marketing efforts on products that support Caller ID and other emerging Services. The Company's products can be categorized into three primary product families: Accessory Products, SmartPhones and Internet Solutions.

Accessory Products
         The Company's accessory products include a line of Caller ID adjunct units which connect directly into subscribers' telephone lines, receive complex network signaling and display call information on a liquid crystal display ("LCD"). In addition, the Company has introduced a display unit that combines two of the most popular services, Caller ID and Call Waiting, into a unit which essentially provides "visual call waiting". In 1998, the Company expects to introduce a unit combining Caller ID on Call Waiting, disposition and Voice Mail review/control. Since the introduction of its first Caller ID unit in 1989, the Company has become a leading provider of Caller ID equipment, having sold more than twenty million units.

SmartPhones
         The Company has sourced, developed or is currently developing a number of new products for existing and future Services, including a family of intelligent feature telephones ("SmartPhones"), first introduced in September 1994. These phones are designed to support an entire package of Services including Caller ID, Call Return, Call Forwarding, and central office Voice Mail in a single device. The Company's most recent products include a screenphone with a large display capable of accommodating Bellcore Analog Display Services Interface ("ADSI") scripts, which enable phone companies to provide sophisticated advanced telephone transaction and e-mail services.

Internet Solutions
         The Company is developing a line of next-generation, telephone-based "information appliances" which allow access to the World Wide Web and e-mail as well as Services such as traditional Caller ID, Call Waiting and central office Voice Mail. In addition, certain of these devices would also be intended to enable electronic commerce and services based business models. The Company's first such product in the Internet Solutions market is the CIDCO iPhone, developed in conjunction with InfoGear Technology Corporation ("InfoGear"), a privately held corporation in which the Company is an investor. The Company began commercial shipments of the iPhone in the first quarter of 1998.

        CIDCO sells its products to individual subscribers through direct marketing fulfillment relationships with certain Telcos ("Agency Fulfillment"), standard fulfillment of Telco-generated orders ("Non-Agency Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and to a lesser extent, international accounts, retail stores ("Retail"), original equipment manufacturers ("OEMs") and via its own direct marketing (telemarketing, web marketing, direct mail, direct response advertising). CIDCO's customers include A&A International (RadioShack), Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation ("GTE"), Hong Kong Telephone, Kmart, Nippon Telegraph & Telephone ("NTT"), Office Depot, Pacific Bell, SBC Communications, Inc. ("Southwestern Bell"), Sprint and U S WEST Communications, Inc. ("U S WEST").

INDUSTRY BACKGROUND

         Prior to its court-mandated break-up in 1984, American Telephone & Telegraph ("AT&T") was a regulated monopoly that provided local and long distance services, and customer telephone equipment to over two-thirds of the telephone subscribers in the United States. Today's competitive telecommunications industry has evolved principally as a result of AT&T's divestiture of the RBOCs. The RBOCs, which currently account for approximately 77% of local telephone access lines in the United States, provide standard dial tone service and local telephone access lines. Interexchange carriers, such as AT&T, MCI Corp. and Sprint, provide long distance services. Since the divestiture, AT&T (and its recently spun off affiliate Lucent Technologies) has continued to sell switching equipment and telephone equipment, while the RBOCs have been prohibited from manufacturing any type of telephony equipment. This prohibition has been eliminated by the Telecommunications Act of 1996, although final implementation of regulations have not yet been issued by the FCC. The RBOCs have been permitted to sell telephony equipment manufactured by others bearing the RBOCs tradename and may purchase network equipment from vendors other than AT&T. Consumers are no longer required to lease telephones from AT&T and now purchase telephone equipment from numerous suppliers. The AT&T divestiture, therefore, resulted in a more deregulated telephone service industry, and a more dynamic and competitive telephony equipment industry in the United States.

         The Telcos have approached saturation levels for the installation of local telephone access lines, thus limiting future growth of their core business. In order to supplement growth in revenues from standard dial tone service within their respective service areas, the Telcos have offered Services for which they can charge their subscribers additional monthly fees. In addition, the Telcos have used these Services to respond to increased competition from alternative service providers such as cellular companies, cable companies, data transmission companies and competitive access providers by differentiating their services and creating consumer awareness and customer loyalty.

         Although Services such as call waiting, call forwarding and speed dialing have been available for over ten years, more recent investments by the Telcos to upgrade their networks and accommodate new signaling technologies have enabled the rapid introduction of Services known as CLASS (custom local area signaling services). These include:

     - Caller ID, which displays information about an incoming call (including the number and name of the caller and the time and date of the call) on a display screen built into the telephone or a separate display unit connected to the telephone;

     - Repeat Dialing, which continues to dial a busy number until the connection is made;

     - Selective Call Forward, which lets the subscriber pre-select certain numbers to be forwarded to another number;

     - Automatic Call Back, which automatically dials the number of the last incoming call;

     - Selective Call Block, which lets the subscriber select certain telephone numbers to be blocked;

     - Distinctive Ringing, which lets the subscriber pre-select numbers to ring with a distinctive sounding ring;

     - Call Trace, which allows a subscriber to have a call traced by the telephone company; and

     - Caller ID on Call Waiting, which allows the subscriber to utilize Caller ID service to identify an incoming call while already engaged in a telephone conversation.

         In addition to these Services, the Company believes important future services will include information services, transaction services, messaging services and call management services, accessed via ADSI protocols and the Internet.

         The ability of Telcos to achieve high penetration levels for Services, especially Caller ID, is dependent, in part, upon the availability of a new generation of subscriber telephone equipment. Most existing telephones discourage use of these current and future Services because they require subscribers to remember and dial sequences of symbols and numbers to access the Services. Such telephones are also incapable of receiving the complex network signaling required for Caller ID Service and other future Services and do not have a display screen and controls for viewing and managing call information. Therefore, a market for a new generation of user-friendly, intelligent, network-compatible subscriber telephone equipment has emerged.

         This new generation of subscriber telephone equipment must operate reliably over a wide range of telephone network conditions. Although general specifications exist for Caller ID and other Services, network variations among Telcos often require manufacturers to debug and field test their products on various telephone networks in order to ensure that their equipment operates properly throughout these networks and meets the high standards of reliability and compatibility required by the Telcos.

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


STRATEGY

         CIDCO's mission is to provide the world's easiest-to-use personal communications products and services. The Company's objective is to envision, produce and distribute a range of products that will become the primary telephony and communication appliances utilized by customers of Telcos and ISPs. To achieve this objective, the Company has developed the following strategy:

Diversify Product Line
         The Company is seeking to expand its product offerings into a number of new business areas including the Internet and electronic commerce, and devoting the substantial majority of its research and development resources on developing telephone based "information appliances" which allow access to intelligent network services on the public switched telephone network as well as the Internet via telephone-based, or telephone-like, devices. The Company's recent iPhone product and other products currently in development are expected to broaden the Company's product line and are intended to broaden the markets it can address while continuing to leverage CIDCO's experience and core competencies.

Diversify Channels of Distribution
         The Company is seeking to diversify its distribution channels toward direct-to-end-user, retail, targeted vertical market segments and other alternate distribution channels, with the goals of broadening the Company's market opportunities and adding predictability to the Company's quarter-to-quarter revenues.

Strengthen Infrastructure
         The Company's future success will require, among other things, that the Company improve its operating and information systems. In particular, the Company is seeking to improve its order entry and tracking, product fulfillment service capabilities and systems in order to retain and/or obtain Telco customers.

Leverage Relationships with Telcos
         The Company believes that it has established close working relationships with certain Telcos, which enable the Company to design its products to be compatible with the existing and evolving Telco networks. These relationships allow the Company to understand variations between networks and to design its products to operate reliably over a wide range of network conditions. The Company has developed direct fulfillment relationships with certain Telcos, which allow it to market its equipment together with Services and leverage the efforts of the Telcos to market these Services. CIDCO has experienced greater acceptance for its products in regions where it maintains direct fulfillment relationships. These fulfillment arrangements differ by Telco, but typically allow subscribers to purchase equipment with Caller ID service through one phone call to a Telco sales representative. In general, the Telco representative takes the customer's order for a CIDCO product. Collectively, these relationships permit the Company to design products to meet emerging standards and to respond to new intelligent network services being introduced. The Company intends to leverage existing and future fulfillment relationships as it introduces new products.

Continued Cooperative Marketing Efforts
         The Company has initiated Agency Fulfillment programs with Telcos to attract new subscribers. Agency Fulfillment programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships an adjunct product (or, less frequently, a phone product) to each customer "acquired" through the campaign. The Company intends to leverage its Agency Fulfillment programs as it introduces new products.

Direct Marketing of CIDCO Branded Products
         In 1997, the Company developed direct marketing programs for CIDCO branded SmartPhones. The Company intends to develop direct marketing programs in the future for Internet Solutions products. These programs involve catalog direct mail, telemarketing, web commerce and direct response advertising directly to end users.

Design High Quality, Innovative Products
         Besides requiring compatibility with the Telcos' networks, CIDCO's customers also demand high quality products that are innovative, easy to use and have consumer appeal. The design, functionality and aesthetic characteristics of advanced telephone products can impact acceptance of Services by customers and have become important criteria to the Telcos in choosing companies with which to develop direct fulfillment relationships. The Company intends to continue to emphasize quality, innovation and ease of use in its product design.

Provide High Quality Support and Service
         The Company believes its ability to provide high quality support and service is fundamental to its success in developing and retaining its Telco relationships. The Company intends to improve the quality of its support and service to Telco subscribers, who expect the same level of support and service that they receive from the Telcos. Telcos have become more demanding in this regard over the past two years particularly.

Be a Low Cost Producer of Intelligent Network Subscriber Telephone Equipment
         The Company intends to benefit from its ability to reduce manufacturing costs by engineering products for high volume assembly and by stressing low cost manufacturing design while maintaining quality, consistency and reliability.

The Company has sold more than twenty million Caller ID products to date, and believes that its acquired knowledge will permit it to achieve low manufacturing costs for its products, in the current market conditions.

PRODUCTS

         The Company introduced its first Caller ID unit in 1989. Since 1989, the Company has broadened its Caller ID product family to include a variety of models including stand-alone display units and SmartPhones with Caller ID capability built in. Through 1997, all of the Company's sales were generated from its Caller ID based products and Agency Fulfillment services to Telcos.

         CIDCO's Caller ID and SmartPhone products display all transmitted information before the incoming phone call is answered and store the call information in memory. Among the features available on the Company's products are backlit screens for easy viewing, memory capacity for up to 100 calls, a "blocked call/new call" light, bilingual display and a "message waiting alert" light that indicates to a network voice mail subscriber that new voice mail messages have been received. The Company pioneered OTV(R) (one-time viewing), which allows the screen on the Company's Caller ID units to display all Caller ID information at one time. Additionally, the Company's latest product includes Caller ID on Call Waiting. This allows the caller to utilize Caller ID service to identify an incoming call while already engaged in another telephone conversation. The Company's Caller ID units are intended to be compatible with the major switches currently in use in the United States, including those manufactured by AT&T, Northern Telecom, Siemens A.G. and L.M. Ericsson.

         The Company's family of Caller ID products includes the following principal models:

                       Memory                                                                     Typical
  Model No.           Capacity                          Product Features                        Retail Price
------------         ---------     ---------------------------------------------------        ----------------
PA-25                 25 Calls     OTV(R) (One-Time Viewing); New Call/Blocked                $19.95 - $29.95
                                   Call Light; LCD Contrast Adjustment; Bilingual;
                                   Compact Design.

JA-60                 60 Calls     OTV(R), New Call/Blocked Call Light; LCD Contrast          $29.95 - $39.95
                                   Adjustment; Bilingual; Compact Design.

SA-100                99 Calls     OTV(R), 2 Line Capable; New Call/Blocked Call              $39.95 - $49.95
                                   Light; Bilingual; LCD Contrast Adjustment;
                                   Compact Design.

CW-99                 99 Calls     OTV(R), Caller ID/Call Waiting; MEC (Multiple              $39.95 - $49.95
(Caller ID                         Extension Capability); New Call/Blocked Call Light;
on Call                            Bilingual English/Spanish; LCD Contrast Adjustment;
Waiting                            Message Waiting Alert Light.
Adjunct)

DB-99                 99 Calls     OTV(R), Caller ID/Call Waiting; MEC;                       $49.95 - $59.95
                                   New Call/Blocked Call Light; Bilingual
                                   English/Spanish; Backlit LCD with Contrast
                                   Adjustment; One-Touch Dialback Key.

DM-80                 80 Calls     OTV(R), Caller ID/Call Waiting Deluxe, Voice Mail;         $69.95 - $79.95
                                   Trilight Alert; Bilingual English/Spanish; Message
                                   Waiting Alert Light; Pre-programmed Caller ID, Call
                                   Waiting Deluxe (Call Disposition) and Central
                                   Office Voice Mail Keys; 60 Number Directory; One-
                                   Touch Dialback Key.

CT05                  40 Calls     Type I Caller ID; Message Waiting Alert Light; Dial        $59.95 - $69.95
(Caller ID                         Number Displayed; Nine User Programmable Speed Keys
Feature Phone)                     or Telco Feature Keys; Hold and Redial Keys.

CT10                  40 Calls     Type II Caller ID; Message Waiting Alert Light;            $79.95 - $89.95
(Caller ID                         Dial Number Displayed; Dedicated Central
Feature Phone)                     Office Voice Mail Access Key; Redial Key.

CT250                 50 Calls     OTV(R), New Call/Blocked Call Light; Message             $129.95 - $139.95
(Caller ID/Call                    Waiting Alert Light; LCD Contrast Adjustment; 9
Waiting                            Programmable CLASS Feature Keys; Volume Adjustment;
Speakerphone)                      Busy Redial; 50 Number Personal Directory;
                                   Speakerphone; Bilingual English/Spanish,
                                   English/French.

CL900                 40 Calls     OTV(R); Bilingual English/Spanish; One-touch access      $169.95 - $179.95
(Caller ID/Call                    to Central Office Voice Mail; Repeat Dialing; Call
Waiting                            Forwarding; Caller ID/Call Waiting; Message Waiting
Cordless Phone)                    Indication/Visual Message Waiting; Line in Use
                                   Indicator Light; Charge Indicator Light; Last
                                   Number Redial; One Way Page.

CST2100               50 Calls     Message Waiting Display;  Platform for Visual            $239.95 - $249.95
(ADSI                              Central Office Voice Mail, Home Banking, Stock
Screenphone)                       Quotes, etc.; 14 One-Touch Speed Dial Keys;
                                   Directory Stores 100 Entries Alphabetically; Redial
                                   List Saves and Redials Last 7 Dialed Numbers; Auto
                                   Name-Matching from Directory or Speed Dial List.

CIDCO iPhone         100 Calls     Caller ID; Integrated E-mail and Internet Access;        $479.95 - $499.95
(Internet                          Large 7.4" (640x480) Grayscale Display; Touch
Screenphone)                       Screen Interface; Brightness/Contrast Slider
                                   Controls; Volume Control; Message Waiting Light
                                   E-mail, Voice Mail);  14.4 Kbps Modem; QWERTY
                                   Keyboard; Speakerphone; Personal Directory stores
                                   200 entries.


DISTRIBUTION

         The Company's distribution strategy is to make its products available to potential end users through multiple distribution channels. These channels are:

Agency Fulfillment Arrangements
         In 1997, the Company expanded its cooperative marketing efforts with Southwestern Bell, Bell Atlantic, U S WEST, Sprint and GTE. Under these efforts, the Company coordinates sales campaigns involving the use of consumer mailings and telemarketing to sell Telco Services which utilize the Company's products. Sales attributed to these Agency Fulfillment efforts are an increasing portion of adjunct business. However, several Telcos have stated an intention to bring such demand creation programs in-house in 1998 and 1999.

Non-Agency Fulfillment Arrangements
         The Company currently has Non-Agency Fulfillment arrangements with Southwestern Bell, Bell Atlantic, U S WEST and Pacific Bell. In most instances, the Telco sales representatives sell both network Services and CIDCO equipment to customers and transmit equipment orders to CIDCO electronically on a daily basis. The Company then ships its equipment directly to the customers and bills the Telco, which in turn, bills its customers. As part of these fulfillment relationships, CIDCO provides toll free after-sales service and support to help the customer understand how to utilize the Caller ID service and equipment.

         The Company continually seeks to strengthen its current Telco marketing alliances and to develop new alliances. The Company has found through experience that sales of Caller ID service and equipment are more successful when the customer can purchase both Caller ID service and equipment from a single source, especially when payment for equipment can be made on an installment basis through the customer's phone bill. The Company has found that customer satisfaction with Caller ID service is enhanced when the customer receives Caller ID equipment promptly after ordering the service and is provided a toll free number of after-sales service and support.

Direct Sales to Telcos
         Through its direct sales force, the Company sells Caller ID units in quantity to a number of Telcos, either under the CIDCO name or the respective Telcos' logo. The Company sells its products directly to most of the major independent Telcos in the United States; as well as to certain Canadian and international telephone companies.

Retail/OEM Sales
         The Company sells to national, regional and local retailers and OEM customers. A substantial portion of the Company's retail sales are made through manufacturers' representatives or distributors with the support of the Company's sales personnel. RadioShack is CIDCO's sole OEM customer. The Company's major U.S. retail customers include Kmart, Office Depot and Office Max.

Direct Marketing of CIDCO Branded Products
         In 1997, the Company developed direct marketing programs for CIDCO branded SmartPhones. The Company intends to develop direct marketing programs in the future for Internet Solutions products. These programs involve catalog direct mail, telemarketing, web commerce and direct response advertising directly to end users.

Significant Customers
         For the year ended December 31, 1997, sales to Southwestern Bell, GTE and U S WEST represented 25.5%, 23.5% and 14.6%, respectively, of the Company's sales. In 1996, sales to Southwestern Bell, Ameritech and Bell Atlantic represented 36.5%, 19.2% and 11.8%, respectively, of the Company's sales.


PRODUCT DEVELOPMENT

         The Company's product development efforts are focused on new products that support additional Services, Internet/electronic commerce, product enhancements, international standards compliance and the continued improvement of hardware components to reduce manufacturing costs. The Company believes that product and technology leadership along with a low-cost offering are keys to long-term success in an industry that evolves as rapidly as the Telco equipment market does today. Furthermore, the Company believes that its future operating results will depend on its ability to continue to enhance existing products as well as to develop and bring new products to market in a timely manner, that meet market and customer requirements.

         In 1997, the Company organized product development into three primary product categories:

Accessory Products
         The Company's Accessory Products include a full line of Caller ID products aimed at the consumer residential market. In 1997, the Company introduced a Call Director Display Unit (DM80) which integrates Caller ID on Call Waiting, Voice Mail, and call disposition options.

SmartPhones
         The Company offers a line of SmartPhones that deliver simplified and convenient access to Services. In 1997, the Company introduced an ADSI screen telephone, a Caller ID on Call Waiting corded telephone and a cordless Caller ID on Call Waiting telephone.

Internet Solutions
         The Company's Internet Solutions development efforts are focused on next-generation telephony hardware and software. In 1996, the Company invested in InfoGear. The Company also entered into a joint development agreement with InfoGear to develop the iPhone. The iPhone is a high-end telephone that combines access to advanced telephone services, the Internet and E-mail in a single, easy-to-use platform. Under the agreement, the Company contributed advanced telephony technology and manufacturing and marketing expertise, while InfoGear provided the client/server software. The iPhone was conceived by National Semiconductor Corporation, which has licensed the technology to InfoGear.

         The Company's product development groups are experienced in engineering products in the telecommunications and personal computer industries. The Company's products utilize proprietary electrical, mechanical and software design. The Company's ability to emulate various telephone switch-signaling characteristics through specially designed test equipment in its development facility, together with its field test program, enable it to develop products that are compatible with the various telephone networks.

         In 1995, 1996 and 1997, the Company's research and development expenditures were $9.7 million, $13.2 million and $16.9 million, respectively. Research and development expenses primarily have represented salaries for research and development personnel, associated personnel benefits and tooling and supplies for research and development activities.

         At December 31, 1997, 71 employees were engaged in product development. There can be no assurance that the Company's product development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product introductions by others.

MANUFACTURING

         The Company's products are manufactured for the Company by third parties which are primarily located in Malaysia, China and Thailand. The use of third parties to manufacture products involves a number of risks, including limited control over production facilities and schedules and the management of supply chains for the manufactured products. Moreover, reliance on contract manufacturers in foreign countries subjects the Company to risks of political instability, financial instability, expropriation, currency controls and exchange fluctuations, and changes in tax laws, tariff and rules. See "Risks Relating to International Sales." The Company's manufacturing operations are limited to the testing, quality control and shipping of finished products. All of the Company's contract manufacturers have been certified pursuant to ISO 9002. The Company's manufacturers perform comprehensive inspection, testing and statistical process control testing, utilizing the Company's internally designed automated testing equipment. To date, the Company has not experienced significant product warranty returns. Many of the key components used in the Company's products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that the Company cannot quickly obtain additional supply without incurring significant incremental costs. In general, the Company does not have supply contracts with its suppliers and orders parts on a purchase order basis. The Company's inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, results of operations and financial condition.

COMPETITION

         The market for the Company's products is highly competitive and subject to rapid technological change. At present, the Company's principal competitors in the market for Caller ID and display units are InteliData Technologies Corporation, Bell South Products, Northern Telecom, Southwestern Bell and Thomson ("GE"). The Company's Caller ID products also compete with Caller ID telephones manufactured by Lucent/Phillips, Northern Telecom, Panasonic, Sony, Thomson, and others. Certain of these vendors have significantly more financial and technical resources than the Company. The Company's competitors also include in-house divisions of the Company's current and potential customers, as well as small companies offering specific services and large firms. In addition, competitors for the Company's phone products include both large Asian and European consumer electronics companies and smaller Asian and European manufacturers. If the Company's existing customers perform directly the customer acquisition services currently undertaken by the Company through its Agency Fulfillment programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operation and financial condition could be adversely affected. The introduction of new competitive products into one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects competition to increase in the future from existing and new competitors, possibly including current customers. The Company believes that the principal competitive factors in its market are knowledge of the requirements of the various Telcos, product reliability, product design, customer service and support, and product price relative to performance. The Company believes it presently competes favorably with respect to each of these factors.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

         The Company has acquired one patent related to core Caller ID technology, and has two patents issued on its new Caller ID/Call Waiting extension protocol. The Company currently has a number of patent applications on file with the United States Patent and Trademark Office and several foreign filed patent applications based on its United States filings.

         A portion of the messaging technology used in the Company's Caller ID products is based on a patent licensed from AT&T on a non-exclusive basis. AT&T reserved the right to use the technology for all purposes relating to businesses of AT&T and its subsidiaries, and receives royalties from sales of the Company's Caller ID products other than to itself or the RBOCs. The Company paid royalties of $1.9 million, $1.2 million and $2.0 million to AT&T in 1995, 1996 and 1997, respectively. The AT&T license agreement has no expiration date but is terminable by either party. If the AT&T license was terminated and the Company was unable to negotiate a new patent license agreement, the Company would no longer be authorized to manufacture or sell Caller ID products in the United States which fall within the scope of the AT&T patent, other than to RBOCs or AT&T.

         The Company has a non-transferable, non-exclusive license agreement with Northern Telecom to utilize Northern Telecom's patents for Caller ID on Call Waiting technology. Under the agreement, the Company pays royalties to Northern Telecom for each licensed product sold, leased or put into use by the Company other than direct sales to Northern Telecom beginning January 1, 1997. The agreement also provided for a one-time payment in full satisfaction of royalties on all units incorporating Northern Telecom's patents which were sold by the Company prior to January 1, 1997. Future royalties are payable at a variable rate based on product type and number of units sold. Total Northern Telecom royalty expense incurred in 1997 was $583,000.

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

         The Company has patent protection on certain aspects of its existing technology and also relies on trade secrets, copyrights, trademarks and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's protective measures will be adequate to protect the Company's proprietary rights, that others have not or will not independently develop or otherwise acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. In addition, the laws of certain countries in which the Company's products may from time-to-time be sold may not protect intellectual property rights to the same extent as the laws of the United States.

         The telecommunications industry, like many technology-based industries, is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company from time-to-time may be notified by third parties that the Company may be infringing patents owned by or proprietary rights of third parties. The Company has in the past and may in the future have to seek a license under such patent or proprietary rights, or redesign or modify their products and processes in order to avoid infringement of such patent or proprietary rights. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patent or proprietary rights, in which case the Company's business, financial condition and results of operations could be materially and adversely affected. Additionally, litigation may be necessary to protect the Company's proprietary rights. Any claims or litigation involving the Company's owned or licensed patents or other intellectual property rights may be time consuming and costly, or cause product shipment delays, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         At December 31, 1997, the Company employed 422 full-time persons, of whom 71 were engaged in product development, 32 in sales and marketing, 202 in customer service/call center, 75 in operations and 42 in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

As of March 26, 1998, the executive officers of the Company are as follows:

    Name                                                         Age      Position
    ----                                                         ---      --------
    Daniel L. Eilers .......................................      42      President, Chief Executive Officer and Director
    Ho Leung Cheung ........................................      40      Vice President and General Manager, Internet Solutions
                                                                               Division
    Timothy J. Dooley ......................................      41      Vice President and General Manager, Accessory Products
                                                                               Division
    Daniel A. Dorosin ......................................      37      Vice President, General Counsel and Secretary
    Terry A. Dyckman .......................................      55      Vice President, Human Resources
    James R. Hindmarch .....................................      54      Vice President, Worldwide Operations
    Richard D. Kent ........................................      41      Vice President Finance and Chief Financial Officer
    Ian G. A. Laing  .......................................      40      Executive Vice President and General Manager,
                                                                               SmartPhones Division
    Marv Tseu  .............................................      49      Executive Vice President, Sales and Marketing

         Mr. Eilers has been president and chief executive officer and a director of the Company since March 1997. From 1986 to 1996, Mr. Eilers held various executive positions at Apple Computer, Inc. such as as senior vice president of worldwide marketing and vice president of strategy and corporate development. Mr. Eilers has also served for five years as the president and chief executive officer of Claris Corporation. Mr. Eilers received a B.A. degree in Economics from the University of Washington and an MBA degree from Stanford University.

         Mr. Cheung joined CIDCO in June 1997 and currently serves as vice president and general manager of the Internet Solutions Division. From 1981 to 1996, Mr. Cheung held various management roles at Apple Computer, Inc. most recently as senior vice president in charge of Apple Computer, Inc.'s Performa division. Mr. Cheung is a graduate of the University of Birmingham, United Kingdom. He holds a B.S. in Electrical Engineering.

         Mr. Dooley joined CIDCO in July 1991 to serve as director of business development. In April 1994, he was appointed vice president of sales. In 1997, he was appointed vice president and general manager, Accessory Products Division. Prior to joining CIDCO, Mr. Dooley served in product and marketing positions for GTE. Mr. Dooley is a graduate of Washington State University and holds a B.A. degree in Business Administration.

         Mr. Dorosin joined CIDCO in July 1997 and currently serves as vice president, general counsel and secretary. Prior to joining CIDCO, from March 1994 to February 1997, Mr. Dorosin was senior vice president of business affairs, general counsel and secretary at Crystal Dynamics, Inc. Previously, from June 1987 to March 1994, he was an attorney at the law firm of Gray Cary Ware & Freidenrich, most recently as a partner. Mr. Dorosin received a B.A. degree in Economics from Stanford University and a J.D. degree from UCLA.

         Mr. Dyckman joined CIDCO in June 1997 and currently serves as vice president, human resources. Prior to joining CIDCO, Mr. Dyckman served as vice president, human resources for Auspex Systems. From 1989 to 1996, Dyckman held a number of management positions at Apple Computer, Inc. Mr. Dyckman received an M.A. in Counseling Psychology from Santa Clara University and a B.A. in Psychology from San Jose State University.

         Mr. Hindmarch joined CIDCO in August 1997 and currently serves as vice president of worldwide operations. Prior to joining CIDCO, from 1996 to 1997, Mr. Hindmarch served as vice president, worldwide operations for Power Computing, Inc. From 1995 to 1996, he served as vice president, worldwide operations and manufacturing for Plantronics, Inc. From 1993 to 1994, Mr. Hindmarch was senior vice president, operations for Supermac Technology. From 1989 to 1993, he served as vice president, manufacturing for Dell Computer Corporation. Mr. Hindmarch holds a B.S. degree in Industrial Management from San Jose State University.

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

         Mr. Laing joined CIDCO in June 1996 to serve as executive vice president of research and development. In 1997, he was appointed executive vice president and general manager, SmartPhones Division. Prior to joining CIDCO, Mr. Laing served as director of product development for consumer products at AT&T where he spent most of his career. He attended the Sloan Fellowship Management Program at Stanford University, where he earned his M.S. degree in electrical engineering.

         Mr. Tseu joined CIDCO in July 1996 to serve as executive vice president of sales and marketing. Prior to joining CIDCO, from 1984 to 1996, Mr. Tseu served in various executive management positions, most recently as vice president of marketing and sales at Plantronics, Inc. Previously, Mr. Tseu was an area manager for AT&T Consumer Products Division and spent twelve years with Pacific Telephone Company (now Pacific Bell). He earned his B.S. degree in economics from Stanford University.


ITEM   2.    PROPERTIES

         The Company's principal administrative, development, distribution and support facility is located in Morgan Hill, California and consists of a five building campus of approximately 123,000 square feet under leases which expire between January 1999 and March 2006. The Company owns a 3.24 acre parcel in the same business park. The Company also leases approximately 6,500 square feet of storage space in Morgan Hill, California under a lease which expires in June 1999.


ITEM   3.    LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, the Company is not a party to any pending legal proceedings which it believes will materially affect its financial condition or results of operations.


ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.
                                    PART II.


ITEM   5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CDCO.

         The following table sets forth for the periods indicated the high and low closing sales price per share of Common Stock on The Nasdaq Stock Market as reported by Nasdaq:

1996                                       High          Low
----                                     ---------   ---------
1st Quarter .......................      $   38.00   $   25.88
2nd Quarter .......................      $   41.00   $   30.50
3rd Quarter .......................      $   36.00   $   15.75
4th Quarter .......................      $   20.13   $   16.81

1997
----
1st Quarter .......................      $   18.06   $   12.00
2nd Quarter .......................      $   15.88   $   12.75
3rd Quarter .......................      $   22.07   $   12.81
4th Quarter .......................      $   22.38   $   17.00

         As of December 31, 1997, there were 109 holders of record of the Company's Common Stock, which does not include those beneficial owners whose shares are held in street or nominee name.

ITEM   6.    SELECTED FINANCIAL DATA

(in thousands, except per share data)                               Year ended December 31,
                                               ----------------------------------------------------------------
Statement of Operations Data:                    1997          1996          1995          1994           1993
                                               --------      --------      --------      --------      --------
Sales ...................................     $257,033      $215,197      $193,668      $100,290      $ 34,993
Research and development(1) ............        16,859        13,170         9,709         5,175         3,740
Income from operations(1) ..............        18,363        27,236        36,491        19,124         6,772
Net income .............................        12,910        18,523        22,613        11,657         4,145
Basic earnings per share(2) ............      $    .93      $   1.30      $   1.60      $   0.93      $   0.25
Diluted earnings per share(2) ..........      $    .90      $   1.21      $   1.51      $   0.87      $   0.23
Common shares outstanding(2)............        13,948        14,284        14,135        11,922         9,000
Common shares assuming dilution(2) .....        14,340        16,893        14,979        12,833         9,497

Dividends ...............................     $     --      $     --      $     --      $     --      $  2,389

                                                                       As of December 31,
                                               ----------------------------------------------------------------
                                                 1997          1996          1995          1994          1993
                                               --------      --------      --------      --------      --------
Balance Sheet Data:
  Cash and cash equivalents ................  $ 48,253      $ 26,509      $ 19,290      $ 28,224      $    475
  Short-term investments....................    26,486        38,560        21,342        19,936            --
  Working capital ..........................   112,980       110,469        91,355        74,003         6,257

  Total assets .............................   173,428       152,613       127,151       108,598        15,423
  Mandatorily redeemable Preferred Stock ...        --            --            --            --        18,740
  Stockholders' equity (deficit) ...........  $130,730      $128,846      $106,214      $ 81,306      $(11,258)

QUARTERLY DATA:
                                                                       Year ended December 31, 1997
                                                             ----------------------------------------------
(in thousands, except per share data; unaudited)              First       Second        Third       Fourth
                                                             Quarter      Quarter      Quarter      Quarter
                                                             -------      -------      -------      -------
Sales .................................................      $77,030      $58,288      $51,079      $70,635
Gross margin ..........................................       34,247       27,049       22,662       31,402
Income from operations ................................        6,869        4,210        2,005        5,279
Net income ............................................        4,397        3,041        1,746        3,727
Basic earnings per share(2) ...........................      $  0.31      $  0.22      $  0.13      $  0.27
Diluted earnings per share(2) .........................      $  0.30      $  0.22      $  0.12      $  0.26

                                                                         Year ended December 31, 1996
                                                              --------------------------------------------------
                                                               First         Second         Third        Fourth
                                                              Quarter        Quarter       Quarter      Quarter
                                                              --------      --------      --------      --------
Sales ..................................................      $ 51,686      $ 60,446      $ 45,959      $ 57,106
Gross margin ...........................................        22,623        26,526        22,892        23,339
Income (loss) from operations ..........................        10,550        10,051         7,600          (965)
Net income .............................................         6,570         6,365         5,340           248
Basic earnings per share(2) ............................      $   0.46      $   0.45      $   0.37      $   0.02
Diluted earnings per share(2) ..........................      $   0.44      $   0.42      $   0.33      $   0.02

(1) Research and development includes a one-time charge of $1,770,000 in May 1993 related to the settlement of an engineering contract.

(2) For an explanation of the number of shares used to compute earnings per share, see Note 2 of Notes to Financial Statements. All earnings per share data have been computed in accordance with the provisions of FAS 128 which the Company was required to adopt in the quarter ended December 31, 1997. Prior periods have been restated to conform to the provisions of FAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and supplementary information thereto in Part II, Item 8 of this Annual Report.


HISTORICAL BACKGROUND

         CIDCO was incorporated in July 1988 to design, develop and market subscriber telephone equipment that would support Caller ID, Caller ID on Call Waiting and other Services then being introduced by Telcos. The Company began operations in 1989, initially funding its business with a capital investment made by its founders. Prior to its initial public offering, the Company financed its growth principally through internally generated funds and short-term borrowings. In March 1994, the Company completed its initial public offering of Common Stock and had two subsequent public offerings in 1994 resulting in capital infusions to the Company totaling approximately $59.4 million.

         Historically, the Company's primary sales and distribution channels have been Agency Fulfillment, Non-Agency Fulfillment, Direct to Telco, and, to a lesser extent, international accounts, Retail, and OEM customers. Agency Fulfillment programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships an adjunct product (or, less frequently, a phone product) to each customer "acquired" through the campaign. In 1997, the Company's own direct marketing of its telephone products and Agency Fulfillment resulted in net sales of $127 million. Non-Agency Fulfillment sales occur when the Company receives an order and ships the requested product directly to the customer. In the case of Non-Agency Fulfillment sales, the Telco generates the order by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Agency Fulfillment programs. Agency Fulfillment sales totaled 49%, 25%, and 2% of sales in 1997, 1996 and 1995, respectively. Non-Agency Fulfillment sales accounted for 35%, 43%, and 68% of sales in 1997, 1996 and 1995, respectively.

         This Report contains forward-looking statements which reflect the Company's current views with respect to future events which may impact the Company's results of operations and financial condition. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                                                                 Year ended December 31,
                                                                               -----       -----        -----
                                                                                1997        1996         1995
                                                                               -----       -----        -----
Sales .................................................................        100.0%      100.0%       100.0%
Cost of sales .........................................................         55.1        55.7         55.8
                                                                               -----       -----        -----
Gross margin ..........................................................         44.9        44.3         44.2
                                                                               -----       -----        -----
Operating expenses:
 Research and development .............................................          6.6         6.1          5.0
 Selling and marketing ................................................         27.6        22.2         17.4
 General and administrative ...........................................          3.6         3.4          3.0
                                                                               -----       -----        -----
                                                                                37.8        31.7         25.4
                                                                               -----       -----        -----
Income from operations ................................................          7.1        12.6         18.8
                                                                               -----       -----        -----
Other income (expense), net:
 Interest income ......................................................          1.1         3.1          0.6
 Interest expense .....................................................           --        (1.4)          --
                                                                               -----       -----        -----
                                                                                 1.1         1.7          0.6
                                                                               -----       -----        -----
Income before income taxes ............................................          8.2        14.3         19.4
Provision for income taxes ............................................          3.2         5.7          7.7
                                                                               -----       -----        -----
Net income ............................................................          5.0%        8.6%        11.7%
                                                                               =====       =====        =====

1997 COMPARED TO 1996

 Sales
         Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Agency Fulfillment, non-retention of certain services provided by the Telcos, and customer credit worthiness. Sales increased 20% to $257.0 million in 1997 from $215.2 million in 1996, primarily due to higher unit sales of the Company's adjunct products through the Company's Agency Fulfillment programs for Caller ID services on behalf of GTE and Non-Agency Fulfillment sales to U S WEST and Nynex customers. Additionally, the Company's introduction of its CST-2000, a large format screen phone, contributed to sales growth in the second half of 1997. These increases were partially offset by a decrease in unit sales of phones sold to Ameritech and lower average selling prices across the Company's product line due to competitive pricing pressures from both Asian suppliers to the United States market and certain domestic suppliers. The total fulfillment business (i.e., Agency Fulfillment plus Non-Agency Fulfillment) grew to 84% of sales in 1997 from 70% of sales in 1996. This was primarily due to growth in Agency Fulfillment programs which increased to 49% of sales in 1997 from 26% in 1996. The Company believes that the annual market for new Caller ID subscribers in the United States may have peaked during 1997, with a possible slowdown in Caller ID sales to new subscribers expected in 1998 and beyond. Ameritech, the Company's second largest customer in 1996, discontinued selling the Company's products in the second quarter of 1997. The Company believes that Ameritech will not make any significant purchases of product in 1998.

Gross Margin
         Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, all costs associated with procuring and warehousing the Company's inventory, and royalties payable on licensed technology used in the Company's products. Royalty expense in 1997 was $3.9 million compared with $2.1 million in 1996 due to the increased volume of adjunct sales to non-RBOC Telcos. Gross margin as a percentage of sales increased nominally to 44.9% in 1997 from 44.3% in 1996. Higher gross margins for Agency Fulfillment programs were partially offset by declines in average selling prices of adjunct units and the liquidation of inventory of several older model telephones through aggressive price reductions. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. In addition, the Company believes gross margins will decline as a result of competitive pricing pressures.

 Research and Development Expenses
         Research and development expenses include salaries for personnel, associated benefits, and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments in tooling. Research and development expenses increased 28% to $16.9 million in 1997 from $13.2 million in 1996, due primarily to increased spending on personnel and new development projects such as the ADSI large format screen phone, cordless telephones and advanced screen phones which provide access to the Internet. The Company recognized $2.4 million of expense in 1997 related to the Company's equity in losses of InfoGear, which is developing software for the Company's initial Internet product. The Company expects equity in losses in InfoGear to decline significantly in 1998. Research and development expenses as a percentage of sales increased to 6.6% in 1997 from 6.1% in 1996. The Company expects that research and development expenses as a percentage of sales will continue at current levels in 1998.

 Selling and Marketing Expenses
         Selling and marketing expenses include personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased to $70.9 million in 1997 from $47.7 million in 1996 and as a percentage of sales increased to 27.6% in 1997 from 22.2% in 1996. These increases were due principally to the higher levels of advertising and telemarketing expenses associated with the Company's Agency Fulfillment sales and, to a lesser extent, the Company's own direct marketing for its screen phone products. The Company anticipates that selling and marketing expenses as a percentage of sales will remain at these higher levels in 1998 due to the anticipated continued reliance on both Agency Fulfillment and the Company's own direct marketing activities. Additionally, as penetration rates for adoption of Caller ID services increase towards projected saturation levels, the Company expects that the expenses, or "cost per order," the Company must incur in its Agency Fulfillment arrangements may increase, thereby increasing selling and marketing expenses in absolute dollars and as a percentage of sales.

 General and Administrative Expenses
         General and administrative expenses include salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased to $9.3 million in 1997 from $7.3 million in 1996 and as a percentage of sales increased to 3.6% in 1997 from 3.4% in 1996. These increases reflect increased legal, human resources, relocation and information systems costs. The 1997 results also reflect a one-time charge for contractually obligated expenses incurred as a part of the relinquishment of day to day duties of certain executives that occurred in the first quarter of 1997. The Company believes that general and administrative expenses will increase in the first quarter of 1998, and approximate 1997 levels for the remainder of 1998.

 Other Income (Expense)
         Other income in 1997 includes interest income from the investment of available cash balances, which were substantially lower on average in 1997 than in 1996 due to the repayment of long-term debt at the end of 1996. Other expense consists of interest expense related to the issuance of long-term debt, which was outstanding during 1996.

Provision for Income Taxes
         The provision for income taxes reflects an effective tax rate of 39% in 1997 and 40% in 1996.


1996 COMPARED TO 1995

 Sales
         The Company's sales increased 11% to $215.2 million in 1996 from $193.7 million in 1995, primarily due to higher unit sales of the Company's integrated corded and cordless feature phones, which were sold primarily through Ameritech and Southwestern Bell. The average selling price of units sold increased slightly, as unit sales of phones increased as a percentage of sales, while adjunct volumes remained relatively constant. The fulfillment business (Agency Fulfillment and Non-Agency Fulfillment) remained constant at approximately 70% of sales. The Company's Agency Fulfillment accounted for 37% of the Fulfillment sales channel in 1996. In 1995, the Company's Agency Fulfillment accounted for only 2% of the Fulfillment sales channel.

 Gross Margin
         Gross margin as a percentage of sales increased nominally to 44.3% in 1996 from 44.2% in 1995. In 1996, the Company's own direct marketing program sales increased gross margins; however, this increase was offset by a $2.5 million provision for bad debt recorded in the fourth quarter of 1996 when the Company became aware of the additional reserves needed in excess of the original estimates. Royalty expense in 1996 was $2.1 million compared with $1.9 million in 1995.

 Research and Development Expenses
         Research and development expenses increased 36% to $13.2 million in 1996 from $9.7 million in 1995, due primarily to increased spending on personnel and new development projects such as ADSI, cordless telephones and advanced screen phones which provide access to the Internet. Research and development expenses as a percentage of sales increased to 6.1% in 1996 from 5.0% in 1995.

 Selling and Marketing Expenses
         Selling and marketing expenses increased to $47.7 million in 1996 from $33.6 million in 1995 and as a percentage of sales increased to 22.2% in 1996 from 17.4% in 1995. These increases were due principally to the Company significantly expanding its Agency Fulfillment programs resulting in increased advertising and telemarketing agency costs.

 General and Administrative Expenses
         General and administrative expenses increased to $7.3 million in 1996 from $5.8 million in 1995. General and administrative expenses increased as a percentage of sales to 3.4% in 1996 from 3.0% in 1995. These increases reflect higher spending on legal costs, information systems and administrative staff required to support the Company's growth.

 Other Income (Expense)
         Other income in 1996 includes interest income from the investment of available cash balances which were substantially higher on average in 1996 than in 1995. Other expense consists of interest expense related to the issuance of long-term debt, which was repaid at the end of 1996.

Provision for Income Taxes
         The provision for income taxes in 1996 and 1995 reflects an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $21.7 million during 1997 primarily from cash generated from operations of $25.1 million and the sale of short-term investments of $12.1 million, offset by the purchase of one million shares of its Common Stock for $12.9 million and the acquisition of property and equipment of $4.4 million. Cash generated from operations of $25.1 million resulted primarily from earnings of $12.9 million, non-cash depreciation and amortization of $5.9 million and an increase in accounts payable of $13.0 million offset by an increase in accounts receivable of $9.8 million.

         The Company had working capital of $112.9 million at December 31, 1997, as compared to $110.5 million at December 31, 1996. The Company's current ratio decreased to 3.7:1, as of December 31, 1997, from 5.6:1, as of December 31, 1996. The decrease in the current ratio was due to the repurchase of one million shares of the Company's common stock and an increase in accounts payable for inventory received and shipped in December of 1997.

         The Company has a bank line of credit agreement which provides for borrowings of up to $25 million. The interest rate on the line of credit is prime less 0.25%. The line is secured by substantially all of the Company's assets. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. As of December 31, 1997, the Company had not borrowed any funds under the line. Letters of credit secured by this line totaled $2.7 million as of December 31, 1997.

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

         On January 27, 1997, the Company announced plans to purchase up to one million shares of its outstanding Common Stock. The Company subsequently repurchased one million shares at an aggregate purchase price of $12.9 million.

         The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. The Company believes its 1998 capital expenditures will be approximately $7.0 million. The 1998 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Dependence on Caller ID and Maturation of Market. Approximately 84%, 68% and 70% of the Company's revenues during 1997, 1996 and 1995, respectively, came from the Company's Agency Fulfillment and Non-Agency Fulfillment programs for Caller ID adjunct and, to a lesser extent, telephone products and customer acquisition services through Telcos. The size of the overall market for Caller ID products and services is a function of the total number of potential subscribers with Caller ID-enabled telephone lines and the rate of adoption of Caller ID services, or the "penetration rate," among those subscribers. Based upon the Company's projections of penetration rates, the Company believes that the annual market for new Caller ID subscribers in the United States may have peaked in 1997, with a resulting slowdown in Caller ID sales to new subscribers expected in 1998 and beyond. Customer adoption of Caller ID services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Caller ID, the perceived value of the services to end users, including the extent to which other end users have also adopted and/or not blocked Caller ID services, and the end user cost for the services. There can be no assurances that Telcos will continue to promote Caller ID, that Caller ID services will gain market acceptance or that, in areas where the services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Caller ID service has not been achieved for the entire domestic United States market, one or more regional markets may become saturated. Further, the market for Caller ID adjunct products may be eroded as Caller ID functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Caller ID, whether due to reduced promotion of such services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Caller ID services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Agency Fulfillment arrangements to obtain incremental end user adoption of Caller ID services increases, which may result in pressures on the Company's profitability. Further, the Company is also experiencing pricing pressures as a result of both increased domestic competition and the effects of Asian currency devaluations which have resulted in the supply by Asian vendors of relatively lower priced adjunct and phone products into the United States.

Dependence on Telcos; Concentrated Customer Base. A significant portion of the Company's revenues are derived from a small number of Telcos. During 1997, 1996 and 1995 respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 77% (four customers), 68% (three customers) and 64% (two customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers and no on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse affect on the Company's business, results of operations or financial condition.

         The Company's sales and operating results are substantially dependent on the extent of, and the timing of, this relatively small number of Telcos' respective decisions to implement and from time-to-time promote Caller ID, Caller ID on Call Waiting and other Services on a system-wide or regional basis. The extent to which the Telcos determine to implement and/or from time-to-time promote Services may be affected by a wide variety of factors, including regulatory approvals, technical requirements, budgetary constraints at the Telcos, consolidation among Telcos, market saturation for the Services, the profitability of the Services to the Telcos, market acceptance for the Services and other factors. The Company typically has little control over any of these factors. There can be no assurances that the Telcos will continue to implement and/or promote Caller ID or other Services, or that the Company's product and program offerings will be selected by the Telcos. Moreover, the Company believes that certain Telcos have begun to perform directly themselves the customer acquisition services currently undertaken by the Company through its agency programs, rather than through third parties such as the Company. The continuation of this trend among the Telcos could have a material adverse affect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog and its quarterly results are substantially dependent on these Telcos' implementation and/or promotion of Services on a system wide or regional basis during each quarter. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. As result, to the extent that the Telcos delay the implementation and/or promotion of these Services which were anticipated for a particular quarter, the Company's sales and operating results in that quarter may be materially and adversely affected.

New Product Introduction; Technological Change. The telecommunications industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and changing industry standards which may render existing products and services obsolete. The Company's future success will depend in large part on its ability to timely develop and introduce new products and services which keep pace with, and correctly anticipate, these changes and which meet new, evolving market standards and changing customer requirements, as well as its ability to enhance and improve existing product and services. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. There can be no assurance that the Company's existing markets will not be eroded or that the Company will be able to correctly anticipate and/or timely develop and introduce products and services which meet the requirements of the changing marketplace or which achieve market acceptance. If the Company is unable to develop and introduce products and services which timely meet the changing requirements of the marketplace and achieve market acceptance, the Company's business, results of operations or financial condition may be materially and adversely affected.

         In particular, the Company is seeking to expand its product offerings into a number of new business areas including the Internet and electronic commerce, and expects to devote the substantial majority of its research and development resources on developing telephone-based "information appliances" which allow access to the World Wide Web via telephone-based, or telephone-like, devices. Certain of such devices would also be intended to enable electronic commerce and services-based business models. These are significantly new areas for the Company and its existing research and development, sales and marketing personnel. There can be no assurances that the Company will be successful in timely developing such products or that, if developed, there will be a market for such products. Moreover, there can be no assurances that the Company's existing personnel will have the skills necessary to timely develop, market and sell products for this market or that, if it becomes necessary to do so, the Company will be able to hire the necessary skilled personnel to develop, market and/or sell products in these new areas.

         Significant undetected errors or delays in new products or releases may affect market acceptance of the Company's products and could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurances that, despite testing by the Company or its Telco customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrences could have a material adverse effect on the Company's business, results of operations or financial condition. Further, if the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with products or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations or financial condition.

Viability of Internet and Electronic Commerce as New Business Areas. The Company has recently begun to promote the adoption and sale of telephone-based devices which allow access to the World Wide Web and which also may be designed to enable electronic commerce and services-based business models. The market for such Internet phones is very new and currently unproven, with several competing technological platform standards available. Both the extent and/or timing of consumer acceptance for Internet phones, and the particular technology platform(s) for such phones which may ultimately gain market acceptance, is highly uncertain. A viable market for Internet phones and/or electronic commerce may not develop for a number of reasons, including customer preference and usage patterns, the cost of the device to end users, potentially inadequate development of the necessary Internet infrastructure, delayed development of Internet enabling technologies, inadequate Internet performance improvements, changing Internet standards and protocols and increased government regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and Internet phones and electronic commerce in particular. Moreover, adverse publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the market for Internet telephones and electronic commerce. If the use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur, if end user costs for Internet phones are not reduced whether through manufacturing cost reductions, subsidy-based business models or otherwise, or if concerns about Internet security do not abate, the Company's ability to profit from Internet phones and electronic commerce would be materially adversely affected. Moreover, there can be no assurances that this market will develop or that, if a market develops, the Company will be able to timely develop and bring to market products which gain market acceptance or which generate significant revenues or profits.

         Fluctuations in Quarterly Revenues and Operating Results. The Company has experienced in the past, and may experience in the future, significant fluctuations in sales and operating results from quarter to quarter as a result of a variety of factors, including the timing of orders for the Company's products from Telcos and other customers; the success of the Company's own direct marketing programs, in particular, deriving adequate sales volumes while controlling related costs; the addition or loss of distribution channels or outlets; the impact on adoption rates of changes in monthly end-user charges for Services; the timing and market acceptance of new product introductions by the Company or its competitors; increases in the cost of acquiring end-user customers for Services and the resulting effects on profitability; technical difficulties with Telco networks; changes in the Company's product mix or sales mix by distribution channel that may affect sales prices, margins or both; technological difficulties and resource constraints encountered in developing, testing and introducing new products; uncertainties involved in the Company's entry into markets for new Services; disruption in sources of supply, manufacturing and product delivery; changes in material costs; regulatory changes; general economic conditions, competitive pressures, including reductions in average selling prices and resulting erosions of margins; and other factors. Accordingly, the Company's quarterly results are difficult to predict until the end of each particular quarter, and delays in product delivery or closing of expected sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Need to Develop Alternative Distribution Channels. Historically, the Company's Telco customers have been the primary distribution channel for the Company's products. However, the Company is seeking to diversify its distribution channels toward direct-to-end-user, retail, targeted vertical market segments and other alternate distribution channels, with the goals of broadening the Company's market opportunities and adding predictability to the Company's quarter-by-quarter revenues. Moving into these new channels may involve a number of risks, including, among other things, the establishment of new channel relationships and presence, the cost of creating brand awareness and end-user demand in the new channels, the viability of the Company's product offerings in the new channels and managing conflicts among different channels offering the Company's products. There can be no assurance that the Company will be successful in identifying and exploiting alternate distribution channels or in addressing any one or more of these risks. If the Company is not successful, it may lose significant sales opportunities and will continue to be substantially dependent upon the Telco channel for sales of its products.

         Risks Related to Contract Manufacturing; Limited Sources of Supply. The Company's products are manufactured for the Company by third parties which are primarily located in Malaysia, China and Thailand. The use of third parties to manufacture products involves a number of risks, including limited control over production facilities and schedules and the management of supply chains for the manufactured products. Moreover, reliance on contract manufacturers in foreign countries subjects the Company to risks of political instability, financial instability, expropriation, currency controls and exchange fluctuations, and changes in tax laws, tariff and rules. See "Risks Relating to International Sales." Many of the key components used in the Company's products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that the Company cannot quickly obtain additional supply without incurring significant incremental costs. In general, the Company does not have supply contracts with its suppliers and orders parts on a purchase order basis. The Company's inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, results of operations and financial condition.

         Dependence on Key Personnel; Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued services of its senior management and other key employees and its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. None of the Company's employees is subject to a long-term employment agreement. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may experience increased compensation costs in order to attract and retain skilled employees.

         Risks Relating to International Sales. The Company has had relatively limited international sales to date. However, the Company believes that international sales, particularly in Asia, may represent an increasing percentage of the Company's sales in the future. The Company's future success will depend in part on its ability to compete in Japan and elsewhere in Asia and this will depend on the continuation of favorable trading relationships between the region and the United States. The Company's entry into international markets will likely require significant management attention and may require significant engineering efforts to adapt the Company's products to such countries' telephone systems. Moreover, the rate of customer acceptance of Caller ID in areas outside of the United States is highly uncertain. There can be no assurance that the Company's Caller ID or other products will gain meaningful market penetration in any foreign jurisdictions, whether due to local consumer preferences, local regulatory requirements, technological constraints in the local networks, the extent to which the local Telcos determine to promote Caller ID, or other factors. In particular, the Company believes that technological constraints in the Japanese telephone networks could delay the scope of the introduction of Caller ID in the Japanese market. Dependence on revenues from international sales involves a number of inherent risks, including new or different regulations, economic slowdown and/or downturn in the general economy in one or more local markets, international currency fluctuations, general strikes or other disruptions in working conditions, political instability, trade restrictions, changes in tariffs, the difficulties associated with staffing and managing international operations, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. International sales will also be impacted by the specific economic conditions in each country.

         Management of Infrastructure. The Company's future success will require, among other things, that the Company improve its operating and information systems. In particular, the Company must constantly seek to improve its order entry and tracking and product fulfillment service capabilities and systems in order to retain and/or obtain Telco customers The failure of the Company to successfully implement and improve its operating and information systems may adversely affect both the Company's ability to obtain and/or retain its Telco customers and accordingly, could have a material adverse effect on the Company's business, results of operations or financial condition.

         Competition. The telecommunications industry is an intensely competitive industry with several large vendors that develop and market Caller ID adjunct display units and screen phone products. Certain of these vendors have significantly more financial and technical resources than the Company. The Company's competitors include in-house divisions of the Company's current and potential customers, as well as small companies offering specific services and large firms. In addition, competitors for the Company's phone products include both large Asian and European consumer electronics companies and smaller Asian and European manufacturers. If the Company's existing customers perform directly the customer acquisition services currently undertaken by the Company through its Agency Fulfillment programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operation and financial condition could be adversely affected. The introduction of new competitive products into one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition.

         Limited Protection of Intellectual Property; Risk of Third-Party Claims of Infringement. The Company has patent protection on certain aspects of its existing technology and also relies on trade secrets, copyrights, trademarks and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's protective measures will be adequate to protect the Company's proprietary rights, that others have not or will not independently develop or otherwise acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. In addition, the laws of certain countries in which the Company's products may from time-to-time be sold may not protect intellectual property rights to the same extent as the laws of the United States.

         The telecommunications industry, like many technology-based industries, is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company from time to time may be notified by third parties that the Company may be infringing patents owned by or proprietary rights of third parties. The Company has in the past and may in the future have to seek a license under such patent or proprietary rights, or redesign or modify their products and processes in order to avoid infringement of such patent or proprietary rights. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patent or proprietary rights, in which case the Company's business, financial condition and results of operations could be materially and adversely affected. Additionally, litigation may be necessary to protect the Company's proprietary rights. Any claims or litigation involving the Company's owned or licensed patents or other intellectual property rights may be time consuming and costly, or cause product shipment delays, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Possible Volatility of Stock Price. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to the technology industry or the telecommunications industry in particular. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

Year 2000 Compliance. Although the Company believes that its products will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000, and will calculate any information dependent on or relating to such dates in the same manner, and with the same functionality, data integrity and performance, as such products record, store, process, calculate and present calendar dates on or before December 31, 1999, or calculate any information dependent on or relating to such dates (collectively, "Year 2000 Compliant"), Year 2000 Compliant issues may arise with respect to products furnished by third-party suppliers that may result in unforeseen costs or delays to the Company and therefore may have a material adverse effect on the Company.

         The Company is reviewing its computer systems to identify the systems that could be affected by Year 2000 Compliant issues and is developing an implementation plan to attempt to address these issues. Any of the programs and/or systems which the Company currently utilizes and that have time sensitive software may not be Year 2000 Compliant. This could result in a major systems failure or miscalculations. The Company presently believes that, with modifications to existing software, Year 2000 Compliant issues should not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modification or conversions are not completed, the Year 2000 Compliant problem could have a material adverse effect on the operations of the Company.

         Risks Relating to Acquisitions. As part of its overall business plans, the Company may from time-to-time consider and ultimately consummate acquisitions of other companies or businesses or invest in joint ventures or independent companies. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly-acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new businesses into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board of directors or stockholders, domestic or foreign governmental agencies, or other third parties. In addition, there is a risk that proposed acquisitions or transactions could either fail to be concluded as planned or not be concluded at all, in which latter case the Company's results of operations could nonetheless be adversely effected as a result of expenses incurred in negotiating the proposed acquisitions or transactions. Future acquisitions by the Company could also result in the issuance of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of debt, taxes, contingent liabilities, amortization expenses related to goodwill and other intangible assets and expenses incurred to align the accounting policies and practices of the acquired companies with those of the Company. These factors could adversely affect the Company's future operating results, financial position and cash flows.


ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             Not Applicable.

ITEM   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Financial Statements:                                                                          Page
                                                                                               ----
               Report of Independent Accountants ............................................   26
               Balance Sheet at December 31, 1997 and 1996 ..................................   27
               Income Statement for the three years
                 ended December 31, 1997 ....................................................   28
               Statement of Stockholders' Equity for
                 the three years ended December 31, 1997 ....................................   29
               Statement of Cash Flows for
                 the three years ended December 31, 1997 ....................................   30
               Notes to Financial Statements ................................................   31

Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts ..............................   40

               All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the financial statements or the notes thereto.


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIDCO Incorporated

In our opinion, the financial statements listed in the above index present fairly, in all material respects, the financial position of CIDCO Incorporated at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
January 19, 1998

                               CIDCO INCORPORATED

                                  BALANCE SHEET
                      (in thousands, except per share data)

                                                                                        December 31,
                                                                                -------------------------
                                                                                  1997             1996
                                                                                ---------       ---------
 ASSETS
Current assets:
   Cash and cash equivalents .............................................      $  48,253       $  26,509
   Short-term investments ................................................         26,486          38,560
   Accounts receivable, net of allowances for doubtful accounts
     of $3,301 and $2,966 ................................................         58,082          48,242
   Inventories ...........................................................         12,904          14,555
   Deferred tax asset ....................................................         11,808           5,086
   Other current assets ..................................................          1,306           1,284
                                                                                ---------       ---------
     Total current assets ................................................        158,839         134,236

Property and equipment, net ..............................................         12,591          14,118
Other assets .............................................................          1,998           4,259
                                                                                ---------       ---------
                                                                                $ 173,428       $ 152,613
                                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................................      $  29,868       $  16,880
   Accrued liabilities ...................................................         10,955           6,211
   Accrued taxes payable .................................................          1,875             676
                                                                                ---------       ---------

     Total current liabilities ...........................................         42,698          23,767
                                                                                ---------       ---------

Commitments and contingencies (Notes 6 and 8)

Stockholders' equity:
  Common stock, $.01 par value; 35,000 shares authorized,
    14,955 and 14,399 shares issued ......................................            149             144
   Additional paid-in capital ............................................         89,608          87,725
       Treasury Stock, at cost (1,000 shares) ............................        (12,942)             --


   Retained earnings .....................................................         53,915          40,977

                      Total stockholders' equity .........................        130,730         128,846
                                                                                ---------       ---------
                                                                                $ 173,428       $ 152,613
                                                                                =========       =========



   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                                INCOME STATEMENT
                     (in thousands, except per share data)



                                                 Year ended December 31,
                                        ----------------------------------------
                                           1997           1996           1995
                                        ---------      ---------       ---------
Sales ............................      $ 257,033      $ 215,197       $ 193,668
Cost of sales ....................        141,672        119,817         108,072
                                        ---------      ---------       ---------
Gross margin .....................        115,361         95,380          85,596
                                        ---------      ---------       ---------
Operating expenses:
   Research and development ......         16,859         13,170           9,709
   Selling and marketing .........         70,851         47,720          33,634
   General and administrative ....          9,288          7,254           5,762
                                        ---------      ---------       ---------
                                           96,998         68,144          49,105
                                        ---------      ---------       ---------
Income from operations ...........         18,363         27,236          36,491
                                        ---------      ---------       ---------
Interest income (expense), net:
    Interest income ..............          2,793          6,729           1,197
    Interest expense .............             --         (3,093)             --
                                        ---------      ---------       ---------
                                            2,793          3,636           1,197
                                        ---------      ---------       ---------
Income before income taxes .......         21,156         30,872          37,688
Provision for income taxes .......          8,246         12,349          15,075
                                        ---------      ---------       ---------
  Net income .....................      $  12,910      $  18,523       $  22,613
                                        =========      =========       =========

 Basic earnings per share ........      $    0.93      $    1.30       $    1.60
                                        =========      =========       =========

 Diluted earnings per share ......      $    0.90      $    1.21       $    1.51
                                        =========      =========       =========

Common shares outstanding ........         13,948         14,284          14,155
                                        =========      =========       =========

Common shares assuming dilution ..         14,340         16,893          14,979
                                        =========      =========       =========









   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)




                                                                                                        Retained
                                             Common Stock              Treasury Stock      Additional    Earnings      Total
                                         ---------------------     ---------------------     Paid-in   (Accumulated Stockholders'
                                          Shares       Amount       Shares       Amount      Capital     Deficit)      Equity
                                         --------     --------     --------     --------     --------    --------    --------
Balance at December 31, 1994 ........      14,033     $    140                               $ 81,601    $   (435)   $ 81,306

   Unrealized gains from investments                                                                          446         446
   Tax benefit from exercise of stock
     options ........................                                                           1,114                   1,114
   Employee stock options exercised .          85            1                                    445                     446
   Employee stock purchase plan .....          15           --                                    289                     289
   Net income .......................                                                                      22,613      22,613
                                         --------     --------     --------     --------     --------    --------    --------
Balance at December 31, 1995 ........      14,133          141           --           --       83,449      22,624     106,214
   Unrealized losses from investments                                                                        (170)       (170)
   Tax benefit from exercise of stock
     options ........................                                                           1,828                   1,828
   Employee stock options exercised .         241            3                                  1,883                   1,886
   Employee stock purchase plan .....          25           --                                    565                     565
   Net income .......................                                                                      18,523      18,523
                                         --------     --------     --------     --------     --------    --------    --------
Balance at December 31, 1996 ........      14,399          144           --           --       87,725      40,977     128,846

   Unrealized gains from investments                                                                           28          28
   Tax benefit from exercise of stock
     options ........................                                                             787                     787
   Treasury stock purchased .........                                (1,000)    $(12,942)                             (12,942)
   Employee stock options exercised .         524            5                                    679                     684
   Employee stock purchase plan .....          32           --                                    417                     417
   Net income .......................                                                                      12,910      12,910
                                         --------     --------     --------     --------     --------    --------    --------
Balance at December 31, 1997 ........      14,955     $    149       (1,000)    $(12,942)    $ 89,608    $ 53,915    $130,730
                                         ========     ========     ========     ========     ========    ========    ========




   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                             STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                           Year ended December 31,
                                                                    -------------------------------------
                                                                       1997         1996          1995
                                                                    ---------     ---------     ---------
Cash flows provided by (used in) operating activities:
   Net income ..................................................    $  12,910     $  18,523     $  22,613
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization ............................        5,933         5,525         3,597
     Equity in losses of affiliate .............................        2,369           428            --
     Deferred income taxes .....................................       (6,477)       (2,584)       (1,830)
     Changes in assets and liabilities:
        Accounts receivable ....................................       (9,840)        1,382       (14,744)
        Inventories ............................................        1,651         3,361        (3,425)
        Other current assets ...................................          (22)         (138)          702
        Other assets ...........................................         (353)         (468)          145
        Accounts payable .......................................       12,988         5,507        (8,381)
        Accrued liabilities ....................................        4,744        (2,211)        3,010
        Accrued taxes payable ..................................        1,199          (466)         (984)
                                                                    ---------     ---------     ---------
             Net cash provided by operating activities .........       25,102        28,859           703
                                                                    ---------     ---------     ---------
Cash flows provided by investing activities:
   Acquisition of property and equipment .......................       (4,406)       (5,531)      (10,526)
   Purchase of equity interest in affiliate ....................           --        (3,000)           --
   Sale (Purchase) of short-term investments, net ..............       12,102       (17,388)         (960)
                                                                    ---------     ---------     ---------
             Net cash provided by (used in) investing activities        7,696       (25,919)      (11,486)
                                                                    ---------     ---------     ---------
Cash flows provided by (used in) financing activities:
   Issuance of Common Stock, net of issuance costs .............        1,101         2,451           735
   Purchase of  Treasury Stock .................................      (12,942)           --            --
   Proceeds from issuance of long-term debt ....................           --       150,000            --
   Repayment of long-term debt .................................           --      (150,000)           --
   Tax benefit from exercise of stock options ..................          787         1,828         1,114
                                                                    ---------     ---------     ---------
             Net cash provided by (used in) financing activities      (11,054)        4,279         1,849
                                                                    ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents ...........       21,744         7,219        (8,934)
Cash and cash equivalents at beginning of year .................       26,509        19,290        28,224
                                                                    ---------     ---------     ---------

Cash and cash equivalents at end of year .......................    $  48,253     $  26,509     $  19,290
                                                                    =========     =========     =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ......................    $      --     $   3,093     $     154
                                                                    =========     =========     =========
   Cash paid during the year for income taxes ..................    $  10,973     $  13,625     $  17,117
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

New Accounting Standards
    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of calendar 1998.

    In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by FAS 131 are effective for calendar 1998.



   The accompanying notes are an integral part of these financial statements.

Warranty Costs
    Anticipated costs related to product warranties are charged to income as sales are recognized. The Company has not experienced significant warranty claims to date.

Revenue Recognition
     Direct sales and sales through fulfillment arrangements are recognized upon shipment of the product to the customer. Allowances are established to recognize any risk related to the creditworthiness of customers and for estimated returns. Sales through certain promotions aimed at direct fulfillment customers are dependent on the customer's retention of certain services provided by the Telco. The Company reserves for estimated non-retention of such services by these customers.

Advertising Costs
    Advertising costs are expensed as incurred as defined by Statement of Position 93-7, "Reporting on Advertising Costs." Advertising costs for 1997, 1996 and 1995 were $32.4 million, $20.7 million, and $4.5 million, respectively.

Income Taxes
    The Company accounts for income taxes using the liability method. Deferred income taxes are provided for expected tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Earnings per Share
       The Company adopted Statement of Financial Accounting Standards No.128, "Earnings per Share" ("SFAS 128") during the fourth quarter of 1997. SFAS 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator - computed as net income adjusted for any accretion of dividends paid on preferred stock) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:


                                                                        Year ended December 31,
                                                                    -----------------------------
                                                                      1997      1996        1995
                                                                    -------    -------    -------
Net income used to compute basic earnings per common share .....    $12,910    $18,523    $22,613
      Adjustment to net income due to convertible note .........         --      1,856         --
                                                                    -------    -------    -------
Net income used to compute diluted earnings per common share ...    $12,910    $20,379    $22,613
                                                                    =======    =======    =======
Denominator used to compute basic earnings per common share ....     13,948     14,284     14,135
    Shares issuable on exercise of options .....................        392        750        844
    Shares issuable on conversion of note ......................         --      1,859         --
                                                                    -------    -------    -------
Denominator used to compute diluted earnings per common share ..     14,340     16,893     14,979
                                                                    =======    =======    =======
Basic earnings per share .......................................    $  0.93    $  1.30    $  1.60
                                                                    =======    =======    =======
Diluted earnings per share .....................................    $  0.90    $  1.21    $  1.51
                                                                    =======    =======    =======



Stock-Based Compensation
    The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." See Note 9.





   The accompanying notes are an integral part of these financial statements.

Concentrations of Credit Risk
    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of credit exposure to any one financial institution and financial instrument. The Company's trade accounts receivable are derived primarily from sales in the United States and the Far East. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.


NOTE 3.        BALANCE SHEET COMPONENTS

                                                               December 31,
                                                         ---------------------
                                                           1997          1996
                                                         --------     --------
                                                             (in thousands)
   Property and equipment, net:
       Land .........................................    $    866     $    866
       Computers and office equipment ...............      18,775       14,432
       Furniture and fixtures .......................       2,036        2,123
       Leasehold improvements .......................       7,078        7,181
                                                         --------     --------


                                                           28,755       24,602
       Less accumulated depreciation and amortization     (16,164)     (10,484)
                                                         --------     --------

                                                         $ 12,591     $ 14,118
                                                         ========     ========
   Accrued liabilities:
       Accrued compensation .........................    $  3,587     $  1,799
       Other ........................................       7,368        4,412
                                                         --------     --------
                                                         $ 10,955     $  6,211
                                                         ========     ========




NOTE 4.        SHORT-TERM INVESTMENTS

    The Company's short-term investments consist primarily of municipal bonds. As of December 31, 1997, approximately $13 million of such investments had maturities of greater than one year. However, all such securities mature within three years. The cost and fair value of the Company's short-term investments are as follows (in thousands):

                                                             December 31,
                                                      --------------------------
                                                        1997               1996
                                                      -------            -------
Fair value ...............................            $26,486            $38,560
Cost .....................................             26,302             38,426
                                                      -------            -------
Unrealized gains .........................            $   184            $   134
                                                      =======            =======


NOTE 5.        INVESTMENT IN AFFILIATE

   During 1996, the Company acquired for $3 million in cash a 33% interest in the outstanding stock of InfoGear Technology Corporation ("InfoGear"), a company involved in the development of software for Internet phones. The Company's equity in losses of InfoGear for the period ended December 31, 1997 was approximately $2.4 million, which has been included as a component of research and development expense for the year ended December 31, 1997. The Company has an exclusive right to distribute through Telco channels any product developed by InfoGear for the 18 month period beginning with the first commercial





   The accompanying notes are an integral part of these financial statements.

shipment of such product. As of December 31, 1997, the Company's net investment in InfoGear totaled approximately $200,000, which is included as a component of other assets.


NOTE 6.        LINE OF CREDIT

     The Company has a line of credit for up to $25 million. Borrowings under the line bear interest at 0.25% below the bank's base rate and the interest is payable monthly. The bank's base rate was 8.5% per annum at December 31, 1997. Borrowings under the line are secured by substantially all of the Company's assets. As of December 31, 1997, the Company had not borrowed any funds under the line.


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


NOTE 8.        LEASES AND COMMITMENTS

Leases
     The Company leases its headquarters, call center and distribution facilities in Morgan Hill, California, under operating leases which expire from 1999 through 2006. The Company closed its leased sales facilities in New York, Illinois and Missouri during 1997 as the Company moved its sales force to home offices.

    Future minimum lease payments under non-cancelable leases at December 31, 1997 were as follows (in thousands):

   Year ending December 31,
   1998  ...................................................  $  1,398

   1999  ...................................................       863

   2000  ...................................................       631

   2001  ...................................................       375

   2002  ...................................................       332

   Thereafter  .............................................     1,521
                                                              --------

   Total minimum lease payments  ...........................  $  5,120
                                                              ========

    Rent expense for 1997, 1996 and 1995 was $1.4 million, $1.4 million, and $1.1 million, respectively.

Licenses
    The Company has a nontransferable, nonexclusive license agreement with AT&T to utilize AT&T's patent related to data display devices. The Company pays royalties to AT&T for each licensed product sold, leased or put into use by the Company other than direct sales to AT&T, the Regional Bell Operating Companies and other AT&T licensees under the patent. Royalties are payable at a rate of one dollar per unit. Total AT&T royalty expense incurred in 1997, 1996 and 1995 was $2.0 million, $1.2 million, and $1.9 million, respectively.

     The Company has a nontransferable, nonexclusive license agreement with Northern Telecom to utilize Northern Telecom's patents for Caller ID on Call Waiting technology. Under the agreement, the Company pays royalties to Northern Telecom for each licensed product sold, leased or put into use by the Company other than direct sales to Northern Telecom beginning January 1, 1997. The agreement also provided for a one-time payment in full satisfaction of





   The accompanying notes are an integral part of these financial statements.

royalties on all units incorporating Northern Telecom's patents which were sold by the Company prior to January 1, 1997. Royalties are payable at a variable rate based on product type and number of units sold. Total Northern Telecom royalty expense incurred in 1997 was $583,000.

     The Company has a nontransferable, exclusive license agreement with Focus Semiconductor ("Focus") to utilize patents for Caller ID technology incorporated in a part used in virtually all products sold by the Company. The Company paid royalties to Focus for each part included in the Company's products beginning in October 1996. Royalties were payable at a variable rate based on the number of parts used. Total Focus royalty expense incurred in 1997 and 1996 was $1.3 million and $397,000, respectively. This agreement was renegotiated in June 1997, eliminating all future royalty payments.

401(k) Plan
    Effective in 1993, the Company implemented a Savings and Profit Sharing Plan (the "401(k) Plan") which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who are 21 years of age or older on or before the quarterly entry periods are eligible to participate in the 401(k) Plan. The 401(k) Plan allows participants to contribute up to 12% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. Effective July 1, 1997, the Company contributed for each participant a matching contribution equal to 50% of the participant's before-tax contributions for the year not to exceed a $2,500 per year maximum per plan participant. Prior to July 1, 1997, the Company contributed for each participant a matching contribution equal to 25% of the participant's before-tax contributions for the year not to exceed 1% of his or her compensation. In addition, the Company may choose to make elective contributions to the 401(k) Plan for a particular plan year. The Company made contributions of $298,000, $76,000, and $43,000 to the 401(k) Plan for the years ended December 31, 1997, 1996, and 1995, respectively.

Pending Litigation
    In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, the Company is not a party to any pending legal proceedings which it believes will materially affect its financial condition or results of operations.







   The accompanying notes are an integral part of these financial statements.

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

Directors' Stock Option Plan
    In January 1994, the Company's stockholders approved the 1994 Directors' Stock Option Plan (the "Directors' Option Plan"). Initially, a total of 100,000 shares of Common Stock were reserved for issuance under the Directors' Option Plan, which provides for the granting of stock options to non-employee directors of the Company. Such options vest immediately with respect to 20% of such shares, with the remainder vesting in four equal annual installments commencing one year after the date of grant. In May 1997, the stockholders approved an amendment to increase the number of shares authorized under the Directors Stock Option Plan to 250,000 shares. In January 1994, the Company granted one director an option under the Directors' Option Plan to purchase 33,350 shares of Common Stock at an exercise price of $11.20 per share. No options were granted under the Director's Option Plan during 1995. In November 1996, the Company granted two directors 66,650 shares of Common Stock at an exercise price of $18.55 per share. In 1997, the Company granted three directors options under the Director's Option Plan to purchase a total of 93,325 shares of Common Stock at an average exercise price of $16.23 per share.

Stock Grant to Executive Officer
    In March 1997, the Company's President and Chief Executive Officer was granted a ten-year stock option to purchase up to 600,000 shares of the Company's Common Stock at an exercise price of $14.25 per share. The option vests in equal monthly installments over five years. This stock option was not issued under either of the Company's stock option plans and the Company has filed a Form S-8 Registration Statement with the Securities and Exchange Commission covering the shares issuable upon exercise of the stock option.

Stock Option Plan
    In May 1993, the Company adopted a stock option plan (the "Stock Option Plan") under which employees and advisors may be granted options to purchase shares of Common Stock at prices at least equal to the fair market value of the Company's Common Stock on the date of grant. An aggregate of 2.9 million shares of Common Stock have been reserved for issuance under the Stock Option Plan. The options expire ten years from the date of grant. Generally, options granted prior to August 1, 1997 vested in annual increments of 33 1/3% per year commencing one year from the date of grant. Effective on August 2, 1997, the Board of Directors changed the standard vesting period for future optionees to vest 25% after one year, and an additional 2.1% each month thereafter until fully vested. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options.

    On January 21, 1997, the Company offered Stock Option Plan participants the right to replace any remaining unexercised stock options with an equal number of options at an exercise price of $12.43, the closing market price on such date.





   The accompanying notes are an integral part of these financial statements.

    The following table summarizes stock option activity under the Stock Option
Plan:

                                                 Shares                  Options Outstanding
                                                ---------            --------------------------
                                                Available                       Weighted Average
                                                for Grant           Shares       Exercise Price
                                                ---------           ------       --------------
Balance at December 31, 1994 ...........          197,800         1,119,304        $    5.54

  Additional shares authorized, May 1995          750,000                --               --
  Options granted ......................         (475,750)          475,750        $   30.46
  Options exercised ....................               --           (85,183)       $    5.34
  Options canceled .....................           13,417           (13,417)       $   27.73
                                               ----------         ---------        ---------
Balance at December 31, 1995 ...........          485,467         1,496,454        $   13.27

  Options granted ......................         (509,800)          509,800        $   25.48
  Options exercised ....................               --          (240,465)       $    7.80
  Options canceled .....................          126,883          (126,883)       $   28.55
                                               ----------         ---------        ---------
Balance at December 31, 1996 ...........          102,550         1,638,906        $   16.69
  Additional shares authorized, May 1997          750,000                --               --
  Options granted ......................       (1,660,082)        1,660,082        $   14.21
  Options exercised ....................               --          (525,421)       $    1.30
  Options canceled .....................        1,207,807        (1,207,807)       $   23.98
                                               ----------         ---------        ---------
Balance at December 31, 1997 ...........          400,275         1,565,760        $   14.57
                                               ==========         =========        =========


The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 1997:

                                                     Options Outstanding                            Options Exercisable
                                               ------------------------------------------     ---------------------------------
                                               Weighted Average          Weighted Average                      Weighted Average
  Range of Exercise             Number            Remaining                 Exercise            Number             Exercise
       Prices               Outstanding       Contractual Life               Price            Exercisable            Price
----------------------      -----------       ----------------           ----------------     -----------      ----------------
$   1.00  -  $   12.94          820,861              8.18                  $   10.72            150,884           $    2.89
$  13.13  -  $   14.25          849,700              9.30                  $   14.04             90,000           $   14.25
$  14.63  -  $   29.98          688,524              8.60                  $   17.56             78,907           $   18.86
                              ---------                                                         -------
$   1.00  -  $   29.98        2,359,085              8.70                  $   13.91            319,791           $   10.03
                              =========                                                         =======

Employee Stock Purchase Plan
    The Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors and approved by the Company's stockholders in January 1994. Under the Stock Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first day or the last day of each six-month offering period. Offering periods commence on January 1 and July 1 of each year. The Company has reserved 200,000 shares of Common Stock for issuance under the Stock Purchase Plan.

Stockholder Rights Plan
   Effective January 27, 1997, the Company adopted a Stockholder's Rights Plan wherein stock rights will be distributed as a dividend at the rate of one right for each share of Common Stock held on February 14, 1997, the record date for such dividend. The key terms of the Stockholder's Rights Plan will be activated if any person acquires 15 percent or more of the Company's Common Stock without the approval of the Company's Board of Directors. Once the Plan is activated, each right will entitle the holder to purchase at a price of $95, a fraction of a share of Preferred Stock which is equivalent to $190 worth of the Company's Common Stock at the then current market value. Any person holding 15 percent or more of the stock when the Stockholder's Rights Plan was adopted was "grandfathered" for existing holdings. The Company's Board of Directors has retained the right to amend the Stockholder's Rights Plan at any time prior to its activation.

Pro Forma Net Income and Earnings Per Share
    Had stock-based compensation cost for the Company's stock option and Stock Purchase Plan been determined based on the fair value at the grant dates using the Black-Scholes model as prescribed by SFAS 123, the Company's results for the years ended December 31, 1997, 1996 and 1995 would have been as follows (in thousands):





   The accompanying notes are an integral part of these financial statements.

                                                    1997                  1996                1995
                                                 ----------           ----------           ----------
Net income as reported ...............           $   12,910           $   18,523           $   22,613
Pro forma net income .................           $    9,725           $   16,219           $   21,424
Basic earnings per share as reported .           $     0.93           $     1.30           $     1.60
Diluted earnings per share as reported           $     0.90           $     1.21           $     1.51
Pro forma basic earnings per share ...           $     0.70           $     1.15           $     1.52
Pro forma diluted earnings per share .           $     0.67           $     1.08           $     1.44


    The pro forma effect on net income and earnings per share is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                1997             1996             1995
                                                ----             ----             ----
Stock option plan:
  Expected dividend yield ..................     0.0%             0.0%             0.0%
  Expected stock price volatility ..........      65%              65%              61%
  Risk free interest rate ..................    6.11%            5.78%            6.13%
  Expected life of options (years) .........     2.7              2.3              2.3
Stock purchase plan:
  Expected dividend yield ..................     0.0%             0.0%             0.0%
  Expected stock price volatility ..........      65%              71%              59%
  Risk free interest rate ..................    5.37%            5.29%            5.75%
  Expected life of option (years) ..........     0.5              0.5              0.5

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the Stock Option Plan during 1997, 1996 and 1995 was $5.64, $10.62 and $12.58, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the Stock Purchase Plan during 1997, 1996 and 1995 was $5.23, $10.88 and $9.81, respectively.


NOTE 10.     PROVISION FOR INCOME TAXES

    The provision for income taxes consists of the following (in thousands):
Year ended December 31,

                                                Year ended December 31,
                                     ------------------------------------------
                                       1997             1996             1995
                                     --------         --------         --------
Current:
   Federal ..................        $ 11,767         $ 12,229         $ 13,768
   State ....................           2,956            2,704            3,137
                                     --------         --------         --------
                                       14,723           14,933           16,905
                                     --------         --------         --------
Deferred:
   Federal ..................          (5,206)          (2,002)          (1,582)
   State ....................          (1,271)            (582)            (248)
                                     --------         --------         --------
                                       (6,477)          (2,584)          (1,830)
                                     --------         --------         --------
                                     $  8,246         $ 12,349         $ 15,075
                                     ========         ========         ========




   The accompanying notes are an integral part of these financial statements.

    The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are as follows:


                                                         Year ended December 31,
                                                         -------------------------
                                                         1997      1996      1995
                                                         ----      ----      ----
Federal statutory tax rate .......................      35.0%     35.0%     35.0%
State income taxes, net of federal benefit .......       5.1       4.5       5.0
Research and development tax credits .............      (2.4)     (0.7)     (0.8)

Other ............................................      (1.3)      1.2       0.8
                                                        ----      ----      ----
                                                        39.0%     40.0%     40.0%
                                                        ====      ====      ====


    Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consists of the following (in thousands):

                                                            December 31,
                                                     --------------------------
                                                       1997              1996
                                                     --------          --------
 Deferred tax asset:
  State taxes ..............................         $    724          $    717
  Non-deductible reserves ..................           10,493             3,887
  Inventory basis difference ...............               89               577
  Depreciation .............................            1,388             1,027
  Other ....................................               --                 9
                                                     --------          --------
Gross deferred tax asset ...................           12,694             6,217
Gross deferred tax liability ...............             (104)             (104)
                                                     --------          --------
Net deferred tax asset .....................         $ 12,590          $  6,113
                                                     ========          ========


NOTE 11.     SIGNIFICANT CUSTOMERS

    The Company's sales to significant customers as a percentage of total sales are as follows:

                                                         Year ended December 31,
                                                        --------------------------
                                                        1997       1996      1995
                                                        ----       ----       ----
 Customer
   A ...............................................    25.5%      36.5%      32.1%
   B ...............................................    23.3%         *          *
   C ...............................................    14.6%         *          *
   D ...............................................    14.0%      11.8%         *
   E ...............................................       *       19.2%      32.3%

    The Company's accounts receivable from significant customers are as follows:

                                                    December 31,
                                                 --------------------
                                                 1997           1996
                                                 ----           ----
Customer
  A ................................             43.9%          31.9%
  B ................................             14.8%          28.0%
  C ................................             11.7%          20.6%

    *Amounts less than 10% have been omitted from the above tables.





   The accompanying notes are an integral part of these financial statements.

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS


                                                            Balance at                                Balance at
                                                            beginning                                     end
  (in thousands)                                             of year      Additions      Deductions     of year
                                                             -------      ---------      ----------     -------
   Year ended December 31, 1995
       Allowance for doubtful accounts ................      $  1,862      $ 12,084      $(10,796)      $  3,150

   Year ended December 31, 1996
       Allowance for doubtful accounts ................      $  3,150      $ 11,768      $(11,952)      $  2,966

   Year ended December 31, 1997
       Allowance for doubtful accounts ................      $  2,966      $  9,490      $ (9,155)      $  3,301















   The accompanying notes are an integral part of these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.




                                   PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item other than information regarding executive officers is set forth under the section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders entitled "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS." Information regarding the Company's executive officers may be found in the section entitled "Executive Officers" in Part I of this 10-K.


ITEM 11.     EXECUTIVE COMPENSATION

         The information under the captions "Executive Compensation" and "Stock Options and Bonuses" in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 27, 1998 (the "Proxy Statement") is incorporated herein by reference.


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





   The accompanying notes are an integral part of these financial statements.

                                    PART IV.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) FINANCIAL STATEMENTS

                 See Item 8 of this Report.


             (2) FINANCIAL STATEMENT SCHEDULES

                 See Item 8 of this Report.



             (3) INDEX TO EXHIBITS

   Exhibits
   --------
     3.1       Amended and Restated Certificate of Incorporation.(1)

     3.2       Amended and Restated By-Laws(8).

     3.3       Form of Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other
               Special Rights and Qualifications, Limitations, Restrictions and Other Distinguishing Characteristics of the
               Registrant's Series A Junior Participating Preferred Stock.(6)


     4.1       Second Amendment to Revolving Credit Loan Agreement dated October 13, 1995 between Registrant and Comerica
               Bank.(4)

     4.2       Rights Agreement dated as of January 27, 1997, between the Registrant and United
               States Trust Company of New York, as Rights Agent.(7)

     10.4      Patent License Agreement dated as of May 1, 1989 between the Registrant and American Telephone and Telegraph
               Company.(1)

     10.5      Form of Indemnification Agreement.(1)

     10.6      Employment Agreement dated as of January 11, 1994 between the Registrant and Robert L. Diamond.(1)

     10.7      Employment Agreement dated as of January 11, 1994 between the Registrant and Paul G. Locklin.(1)

     10.13     Agreement effective as of December 21, 1992 between the Registrant and SBC Communications, Inc.(1),(2)

     10.14     Lease dated August 15, 1993 between Thoits Bros., Inc. and the Registrant for 220 Cochrane Circle.(1)

     10.16     Lease dated May 31, 1994, between Thoits Bros., Inc. and the Registrant for 225 Cochrane Circle, Units A, B, C, D,
               and E.(4)

     10.17     Sublease dated November 18, 1994, between Thoits Bros. and the Registrant for 180 Cochrane Circle.(3)

     10.18     Lease dated November 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle, Units A, B, C,
               D, and E.(3)





   The accompanying notes are an integral part of these financial statements.

     10.19     Registrant's Amended and Restated 1993 Stock Option Plan.(1)

     10.20     Registrant's 1994 Directors' Stock Option Plan.(8)

     10.21     Registrant's 1994 Employee Stock Purchase Plan.(1)

     10.22     Agreement dated January 1, 1995 between the Registrant and Ameritech Services Inc.(5)

     10.23     Standard Form of Office Lease between Registrant and 400 Columbus Avenue, LLC dated May 19, 1995.(5)

     10.24     Employment Agreement dated June 28, 1996 between Registrant and Ian Laing.(7)

     10.25     Employment Agreement dated June 29, 1996 between Registrant and Marv Tseu.(7)

     10.26     Employment Agreement dated December 16, 1996 between Registrant and Richard D. Kent.(7)

     10.27     Employment Agreement dated March 17, 1997 between Registrant and Daniel L. Eilers.(7)

     10.28     Option Agreement dated March 17, 1997 between Registrant and Daniel L. Eilers.(7)

     10.29     1997 Annual Executive Incentive Plan.(8)

     23        Consent of Independent Accountants.

     27        Financial Data Schedule


------------------------

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

            (6) Incorporated herein by reference to the Company's Form 8-A filed on February 4, 1992.

            (7) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.

            (8) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.


         (b) REPORTS ON FORM 8-K.

             None.




   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of March, 1998.

                                      CIDCO INCORPORATED


                                      By: /s/   Daniel L. Eilers
                                          -------------------------------------
                                          Daniel L. Eilers
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, each on the 27th day of March, 1998.



/s/      Richard D. Kent                                     Vice President Finance, Chief Financial Officer
----------------------------------------                     and Principal Accounting Officer
Richard D. Kent


/s/      Paul G. Locklin                                     Director and Non-Executive Chairman of the Board
----------------------------------------
Paul G. Locklin


/s/      Scott C. McDonald                                   Director
----------------------------------------
Scott C. McDonald


/s/      Richard M. Moley                                    Director
----------------------------------------
Richard M. Moley


/s/      Ernest K. Jacquet                                   Director
----------------------------------------
Ernest K. Jacquet


/s/      Joseph A. Graziano                                  Director
----------------------------------------
Joseph A. Graziano





   The accompanying notes are an integral part of these financial statements.

                                INDEX TO EXHIBITS
                                -----------------

   Exhibits                       Description
   --------                       -----------
     3.1       Amended and Restated Certificate of Incorporation.(1)

     3.2       Amended and Restated By-Laws.(8)

     3.3       Form of Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other
               Special Rights and Qualifications, Limitations, Restrictions and Other Distinguishing Characteristics of the
               Registrant's Series A Junior Participating Preferred Stock.(6)


     4.1       Second Amendment to Revolving Credit Loan Agreement dated October 13, 1995 between Registrant and Comerica
               Bank.(4)

     4.2       Rights Agreement dated as of January 27, 1997, between the Registrant and United States Trust Company of New York,
               as Rights Agent.(7)

     10.4      Patent License Agreement dated as of May 1, 1989 between the Registrant and American Telephone and Telegraph
               Company.(1)

     10.5      Form of Indemnification Agreement.(1)

     10.6      Employment Agreement dated as of January 11, 1994 between the Registrant and Robert L. Diamond.(1)

     10.7      Employment Agreement dated as of January 11, 1994 between the Registrant and Paul G. Locklin.(1)

     10.13     Agreement effective as of December 21, 1992 between the Registrant and SBC Communications, Inc.(1),(2)

     10.14     Lease dated August 15, 1993 between Thoits Bros., Inc. and the Registrant for 220 Cochrane Circle.(1)

     10.16     Lease dated May 31, 1994, between Thoits Bros., Inc. and the Registrant for 225 Cochrane Circle, Units A, B, C, D,
               and E.(4)

     10.17     Sublease dated November 18, 1994, between Thoits Bros. and the Registrant for 180 Cochrane Circle.(3)

     10.18     Lease dated November 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle, Units A, B, C,
               D, and E.(3)





   The accompanying notes are an integral part of these financial statements.

     10.19     Registrant's Amended and Restated 1993 Stock Option Plan.(1)

     10.20     Registrant's 1994 Directors' Stock Option Plan.(8)

     10.21     Registrant's 1994 Employee Stock Purchase Plan.(1)

     10.22     Agreement dated January 1, 1995 between the Registrant and Ameritech Services Inc.(5)

     10.23     Standard Form of Office Lease between Registrant and 400 Columbus Avenue, LLC dated May 19, 1995.(5)

     10.24     Employment Agreement dated June 28, 1996 between Registrant and Ian Laing.(7)

     10.25     Employment Agreement dated June 29, 1996 between Registrant and Marv Tseu.(7)

     10.26     Employment Agreement dated December 16, 1996 between Registrant and Richard D. Kent.(7)

     10.27     Employment Agreement dated March 17, 1997 between Registrant and Daniel L. Eilers.(7)

     10.28     Option Agreement dated March 17, 1997 between Registrant and Daniel L. Eilers.(7)

     10.29     1997 Annual Executive Incentive Plan.(8)

     23        Consent of Independent Accountants.

     27        Financial Data Schedule


------------------------

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

            (6) Incorporated herein by reference to the Company's Form 8-A filed on February 4, 1992.

            (7) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.

            (8) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.





   The accompanying notes are an integral part of these financial statements.