Form 10-Q
period 1998-03-31
CIDCO INC
filed 1998-05-15
CIK 917639

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

                                  YES [X]   NO ____

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 7, 1998 WAS 14,036,174.

================================================================================

                               CIDCO INCORPORATED

                                      INDEX



PART I.         FINANCIAL INFORMATION                                           PAGE
      ITEM 1.  Financial Statements:

               Balance sheet at March 31, 1998
                  and December 31, 1997 .........................................3

               Statement of operations for the three months
                  ended March 31, 1998 and 1997 .................................4

               Statement of cash flows for the three months
                  ended March 31, 1998 and 1997 .................................5

               Notes to financial statements ....................................6

      ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................8


PART II.        OTHER INFORMATION

      ITEM 1.  Legal Proceedings ...............................................17

      ITEM 2.  Changes in Securities ...........................................17

      ITEM 3.  Defaults Upon Senior Securities .................................17

      ITEM 4.  Submission of Matters to a Vote of Security Holders .............17

      ITEM 5.  Other Information ...............................................17

      ITEM 6.  Exhibits and Reports on Form 8-K ................................17


SIGNATURES .....................................................................18


PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS


                               CIDCO INCORPORATED
                                  BALANCE SHEET
                (in thousands, except per share data; unaudited)

                                                                MARCH 31,       DECEMBER 31,
                                                                   1998             1997
                                                                ---------       ------------
ASSETS
Current assets:
   Cash and cash equivalents .............................      $  53,703        $  48,253
   Short-term investments ................................         23,737           26,486
   Accounts receivable, net of allowance
      for doubtful accounts of $3,675 and $3,301 .........         45,341           58,082
   Inventories ...........................................         14,352           12,904
   Deferred tax asset ....................................         11,808           11,808
   Other current assets ..................................          4,222            1,306
                                                                ---------        ---------

      Total current assets ...............................        153,163          158,839
Property and equipment, net ..............................         16,846           12,591
Other assets .............................................          1,712            1,998
                                                                ---------        ---------

                                                                $ 171,721        $ 173,428
                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................      $  29,323        $  29,868
   Accrued liabilities ...................................         16,281           10,955
   Accrued taxes payable .................................             --            1,875
                                                                ---------        ---------

      Total current liabilities ..........................         45,604           42,698
                                                                ---------        ---------
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares authorized,
     15,030 and 14,955 shares issued .....................            150              149
   Additional paid-in capital ............................         90,373           89,608
   Treasury stock, at cost (1,000 shares) ................        (12,942)         (12,942)
   Retained earnings .....................................         48,536           53,915
                                                                ---------        ---------

       Total stockholders' equity ........................        126,117          130,730
                                                                ---------        ---------
                                                                $ 171,721        $ 173,428
                                                                =========        =========

   The accompanying notes are an integral part of these financial statements

                               CIDCO INCORPORATED
                             STATEMENT OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                          -----------------------
                                            1998           1997
                                          --------       --------
Sales ..............................      $ 69,354       $ 77,030
Cost of sales ......................        52,055         42,783
                                          --------       --------
Gross margin .......................        17,299         34,247
                                          --------       --------
Operating expenses:
    Research and development .......         3,589          4,060
    Selling and marketing ..........        17,649         20,428
    General and administrative .....         3,483          2,890
    Restructuring ..................         2,672             --
                                          --------       --------
                                            27,393         27,378
                                          --------       --------
Income (loss) from operations ......       (10,094)         6,869
Other income, net ..................         1,447            459
                                          --------       --------
Income (loss) before income taxes ..        (8,647)         7,328
Provision (benefit) for income taxes        (3,286)         2,931
                                          --------       --------
Net income (loss) ..................      $ (5,361)      $  4,397
                                          ========       ========


Basic earnings (loss) per share ....      $  (0.38)      $   0.31
                                          ========       ========

Diluted earnings (loss) per share ..      $  (0.38)      $   0.30
                                          ========       ========

Common shares outstanding ..........        14,003         14,077
                                          ========       ========

Common shares assuming dilution ....        14,003         14,678
                                          ========       ========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      -----------------------
                                                                         1998           1997
                                                                       --------       --------
Cash flows provided by operating activities:
   Net income (loss) ...........................................      $ (5,361)      $  4,397
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ............................         1,291          1,552
      Equity in losses of affiliate ............................           205            387
   Changes in assets and liabilities:
        Accounts receivable ....................................        12,741        (12,137)
        Inventories ............................................        (1,448)         5,377
        Other current assets ...................................        (2,916)        (1,133)
        Other assets ...........................................            81           (166)
        Accounts payable .......................................          (545)         3,548
        Accrued liabilities ....................................         5,326            981
        Accrued taxes payable ..................................        (1,875)         1,797
                                                                      --------       --------
             Net cash provided by operating activities .........         7,499          4,603
                                                                      --------       --------
Cash flows provided by (used in) investing activities:
   Acquisition of property and equipment .......................        (5,546)          (759)
   Sale of short-term investments, net .........................         2,731          2,446
                                                                      --------       --------
             Net cash provided by (used in) investing activities        (2,815)         1,687
                                                                      --------       --------
Cash flows provided by (used in) financing activities:
   Issuance of Common Stock ....................................           766            341
   Purchase of treasury stock ..................................            --         (8,723)
                                                                      --------       --------
             Net cash provided by (used in) financing activities           766         (8,382)
                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents ...........         5,450         (2,092)
Cash and cash equivalents at beginning of period ...............        48,253         26,509
                                                                      --------       --------
Cash and cash equivalents at end of period .....................      $ 53,703       $ 24,417
                                                                      ========       ========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes .................................      $  2,075       $  1,134
                                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.


NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENT

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130, which the Company was required to adopt in the quarter ended March 31, 1998, establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. No comprehensive income information has been presented as the impact of the disclosure required by FAS 130 is immaterial to the financial statements of the Company.

           In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by FAS 131 are effective for calendar 1998, but are not required for interim financial statements in 1998.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

        The Company adopted Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128") during the fourth quarter of 1997. SFAS 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement, basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                                        Three months ended March 31,
                                                                             1998           1997
                                                                          ---------      --------
Net income (loss) used to compute earnings (loss) per common share .      $ (5,361)      $  4,397
                                                                          =========       ========

Denominator used to compute basic earnings (loss) per common share .        14,003         14,078
Shares issuable on exercise of options(*) ..........................            --            840
                                                                          --------       --------
Denominator used to compute diluted earnings (loss) per common share        14,003         14,678
                                                                          ========       ========

Basic earnings (loss) per share ....................................      $  (0.38)      $   0.31
                                                                          ========       ========

Diluted earnings (loss) per share ..................................      $  (0.38)      $   0.30
                                                                          ========       ========


(*) Potential common stock relating to stock options for the quarter ending March 31, 1998 has been excluded since its inclusion would be anti-dilutive. Options to purchase 314,143 shares of common stock at prices ranging from $1.00 to $16.75 per share were outstanding as of March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.


HISTORICAL BACKGROUND

CIDCO Incorporated (the "Company"), a Delaware corporation, was incorporated in July 1988 to design, develop and market subscriber telephone equipment that would support Caller ID, Caller ID on Call Waiting and other intelligent network services (collectively "Services") then being introduced by Regional Bell Operating Companies ("RBOCs") and independent telephone operating companies, both domestic and international (collectively with RBOCs, "Telcos"). The Company began operations in 1989, initially funding its business with a capital investment made by its founders. Prior to its initial public offering, the Company financed its growth principally through internally generated funds and short-term borrowings. In March 1994, the Company completed its initial public offering of Common Stock and had two subsequent public offerings in 1994 resulting in capital infusions to the Company totaling approximately $59.4 million.

Historically, the Company's primary sales and distribution channels have been through direct marketing fulfillment relationships with certain Telcos ("Agency Fulfillment"), standard fulfillment of Telco-generated orders ("Non-Agency Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and, to a lesser extent, international accounts, retail stores ("Retail"), and original equipment manufacturers. Agency Fulfillment programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships an adjunct product (or, less frequently, a phone product) to each Service customer "acquired" through the campaign. In 1997, the Company's own direct marketing of its telephone products and Agency Fulfillment resulted in net sales of $127 million. Non-Agency Fulfillment sales occur when the Company receives an order from a Telco and ships the requested product directly to the end-user customer. In the case of Non-Agency Fulfillment sales, the Telco generates the order by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Agency Fulfillment programs. Agency Fulfillment sales totaled 49%, 25%, and 2% of sales in 1997, 1996 and 1995, respectively. Non-Agency Fulfillment sales accounted for 35%, 43%, and 68% of sales in 1997, 1996 and 1995, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's Statement of operations:

                                          As a Percentage of Sales
                                             Three months ended
                                                 March 31,
                                          ------------------------
                                            1998          1997
                                          ------        ------
Sales ..............................       100.0%        100.0%
Cost of sales ......................        75.1          55.5
                                          ------        ------
Gross margin .......................        24.9          44.5
                                          ------        ------
Operating expenses:
   Research and development ........         5.2           5.3
   Selling and marketing ...........        25.4          26.5
   General and administrative ......         5.0           3.8
   Restructuring ...................         3.9            --
                                          ------        ------
                                            39.5          35.6

Income (loss) from operations ......       (14.5)          8.9
Other income, net ..................         2.1           0.6
                                          ------        ------
Income (loss) before income taxes ..       (12.4)          9.5
Provision (benefit) for income taxes        (4.7)          3.8
                                          ------        ------
Net income (loss) ..................        (7.7)%         5.7%
                                          ======        ======

Sales

Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Agency Fulfillment, non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales decreased 10% to $69.4 million in the first quarter of 1998 from $77.0 million in the first quarter of 1997, primarily due to decreased unit sales of the Company's adjunct products through the Company's Agency Fulfillment programs for Caller ID services on behalf of certain Telcos, and a significant decline in the average selling price per unit of adjunct products due to competitive pricing pressures from both Asian suppliers to the United States market and certain North American suppliers. These decreases were partially offset by increases in SmartPhones sold through the Company's Non-Agency Fulfillment and the Company's own direct marketing of its SmartPhone products and increased sales of adjunct products to international Telcos. Total Agency Fulfillment programs for Caller ID services on behalf of Telcos decreased to 32% of sales from 50% in the first quarter of 1997. Adjunct product sales decreased to 73% of dollar sales volume in the first quarter of 1998 from 96% of dollar sales volume in the first quarter of 1997. Unit sales of adjunct products remained flat in the first quarter of 1998, as compared to the first quarter of 1997, however, the average selling price of adjunct products dropped 36% from the first quarter of 1997 to the first quarter of 1998.

Gross margin

Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales decreased to 24.9% in the first quarter of 1998, from 44.5% in the first quarter of 1997. This decrease was primarily due to a 36% decline in the average selling price of the Company's adjunct products caused by competitive pricing pressure, an increased proportion of sales of adjunct products Direct to Telcos, which have lower gross margins, and decreased sales of the Company's products through the Company's Agency Fulfillment programs for Caller ID Services on behalf of the Telcos, which typically yield higher gross margins. The increase in cost of sales in the first quarter of 1998 included a $4.0 million charge for the write-off of inventory related to product performance issues on a key component used in certain of the Company's adjunct products. The first quarter of 1997 included a $4.3 million charge to write down to net realizable value certain of the Company's inventory and a number of large fulfillment programs which provided free freight to the customer. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. In addition, the Company believes gross margins, excluding the impact of non-recurring charges, will remain at approximately the level experienced in the first quarter of 1998 for the remainder of 1998 as a result of competitive pricing pressures and a shift in channel mix away from Agency Fulfillment Programs.

Research and development expenses

Research and development expenses represent salaries for personnel, associated benefits and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses decreased to $3.6 million in the quarter ended March 31, 1998 from $4.1 million in the first quarter of 1997. This decrease primarily resulted from decreased spending on adjunct related development projects. Development costs for Internet products are expected to increase during the remainder of 1998, as the Company invests in developing the next-generation of products within its Internet Solutions Division. Research and development expenses as a percentage of sales decreased slightly to 5.2% in the quarter ended March 31, 1998 from 5.3% in the same period of 1997. The Company expects that research and development expenses will remain at approximately the level experienced in the first quarter of 1998 during the remainder of 1998.

Selling and marketing expenses

Selling and marketing expenses represent personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased to $17.6 million in the quarter ended March 31, 1998, from $20.4 million in the comparable period of 1997. As a percentage of sales, selling and marketing expenses decreased to 25.4% in the quarter ended March 31, 1998, from 26.5% in the same period of 1997. This decrease was due principally to decreased sales through the Company's Agency Fulfillment programs for Services partially offset by the increased telemarketing costs associated with the expansion of the Company's own direct marketing of its telephone products. The Company expects that selling and marketing expenses as a percentage of sales will be relatively constant due to the anticipated continued focus on the Company's own direct marketing activities during the remainder of 1998.

General and administrative expenses

General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased to $3.5 million in the quarter ended March 31, 1998 from $2.9 million in the comparable period of 1997. As a percentage of sales, general and administrative expenses increased to 5.0% in the quarter ended March 31, 1998 from 3.8% in the comparable period of 1997. These increases reflect a one time charge of $1.2 million related to legal, accounting, and consulting costs associated with negotiations for a potential acquisition by the Company during the quarter, which the Company subsequently terminated. The Company believes that general and administrative expenditures will remain at first quarter spending levels, excluding one time charges, during the remainder of 1998.

Restructuring

The Company incurred a pretax restructuring charge of $2.7 million in the first quarter of 1998 as it announced and implemented several streamlining programs including relocating its distribution center to Texas, combining certain marketing and operations functions, restructuring research and development activities and discontinuing certain products, resulting in asset writedowns and the elimination of approximately 100 positions. Approximately $0.6 million of the restructuring charge is cash in nature and is expected to be substantially incurred over the next 12 months and funded through operating cashflow. The remaining $2.1 million represents asset writedowns of inventory and leasehold improvements related to discontinued products and relocation of the distribution center from California to Texas.

 The following table lists the components of the restructuring accrual for the three months ended March 31, 1998 (in thousands):

                                            Employee      Asset
                                             Costs      Writedowns   Leases     Total
                                            --------    ----------   ------     ------
Reserve provided                            $  437      $ 2,080      $  155     $ 2,672
     Reserve utilized in first quarter          --       (1,020)         --      (1,020)
                                            ======       ======      ======      ======
            Balance at March 31, 1998       $  437      $ 1,060      $  155     $ 1,652
                                            ======       ======      ======      ======

Provision (benefit) for income taxes

The benefit for income taxes for the quarter ended March 31, 1998, and provision for income taxes for the quarter ended March 31, 1997, reflect an effective tax rate of 38% and 40%, respectively.


Liquidity and capital resources

The Company had working capital of $107.6 million as of March 31, 1998, as compared to $116.1 million at December 31, 1997. The Company's current ratio decreased to 3.4 to 1, as of March 31, 1998, from 3.7 to 1, as of December 31, 1997. The Company's cash, cash equivalents and short-term investments increased $2.7 million during the quarter ended March 31, 1998. Cash generated by operations of $7.5 million resulted primarily from decreased accounts receivable balances of $12.7 million and increased accrued liabilities of $5.3 million, partially offset by a net loss of $5.4 million, increased inventory of $1.4 million and an increase in other current assets of $2.9 million. The Company purchased its headquarters building for $3.2 million by exercising an option in its lease on March 19, 1998.

The Company has a bank line-of-credit agreement which provides for borrowings of up to $25 million. The interest rate on borrowings under the line-of-credit is prime less 0.25%. The line is secured by substantially all of the Company's assets. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. As of March 31, 1998, the Company had not borrowed any funds under the line. Letters of credit secured by this line totaled $6.6 million as of March 31, 1998.

The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. The Company believes its 1998 capital expenditures will be approximately $5.0 million during the remaining nine months of 1998. The 1998 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Dependence on Caller ID and Maturation of Market. Approximately 84%, 68% and 70% of the Company's revenues during 1997, 1996 and 1995, respectively, came from the Company's Agency Fulfillment and Non-Agency Fulfillment programs for Caller ID adjunct and, to a lesser extent, telephone products and customer acquisition services through Telcos. The size of the overall market for Caller ID products and services is a function of the total number of potential subscribers with Caller ID-enabled telephone lines and the rate of adoption of Caller ID services, or the "penetration rate," among those subscribers. Based upon the Company's projections of penetration rates, the Company believes that the annual market for new Caller ID subscribers in the United States may have peaked in 1997, with a resulting slowdown in Caller ID sales to new subscribers expected in 1998 and beyond. Customer adoption of Caller ID services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Caller ID, the perceived value of the services to end users, including the extent to which other end users have also adopted and/or not blocked Caller ID services, and the end user cost for the services. There can be no assurances that Telcos will continue to promote Caller ID, that Caller ID services will gain market acceptance or that, in areas where the services are accepted, those markets will not become saturated. In addition, even if peak market penetration for caller ID service has not been achieved for the entire domestic United States market, one or more regional markets may become saturated. Further, the market for Caller ID adjunct products may be eroded as Caller ID functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Caller ID, whether due to reduced promotion of such services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Caller ID services increase towards saturation levels, the expenses, or "cost per order," the Company must incur in its Agency Fulfillment arrangements to obtain incremental end user adoption of Caller ID services increases, which may result in pressures on the Company's profitability. Further, the Company is also experiencing pricing pressures as a result of both increased domestic competition and the effects of Asian currency devaluations which have resulted in the supply by Asian vendors of relatively lower priced adjunct and phone products into the United States.

        Dependence on Telcos; Concentrated Customer Base. A significant portion of the Company's revenues are derived from a small number of Telcos. During 1997, 1996 and 1995 respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 77% (four customers), 68% (three customers) and 64% (two customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers and no on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing and/or payment terms, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing and/or payment terms, on which it does business, the Company's operating margins and/or cash flows may decline and such declines may have a material adverse affect on the Company's business, results of operations or financial condition.

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

        In particular, the Company is seeking to expand its product offerings into a number of new business areas including the Internet and electronic commerce, and expects to devote the substantial majority of its research and development resources on developing telephone based "information appliances" which allow access to the World Wide Web via telephone-based, or telephone-like, devices. Certain of such devices would also be intended to enable electronic commerce and services-based business models. These are significantly new areas for the Company and its existing research and development, sales and marketing personnel. There can be no assurances that the Company will be successful in timely developing such products or that, if developed, there will be a market for such products. Moreover, there can be no assurances that the Company's existing personnel will have the skills necessary to timely develop, market and sell products for this market or that, if it becomes necessary to do so, the Company will be able to hire the necessary skilled personnel to develop, market and/or sell products in these new areas.

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

        Risks Related to Contract Manufacturing; Limited Sources of Supply. The Company's products are manufactured for the Company by third parties which are primarily located in Malaysia, China and Thailand. The use of third parties to manufacture products involves a number of risks, including limited control over production facilities and schedules and the management of supply chains for the manufactured products. Moreover, reliance on contract manufacturers in foreign countries subjects the Company to risks of political instability, financial instability, expropriation, currency controls and exchange fluctuations, and changes in tax laws, tariffs and rules. See "Risks Relating to International Sales." Many of the key components used in the Company's products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that the Company cannot quickly obtain additional supply without incurring significant incremental costs. In general, the Company does not have supply contracts with its suppliers and orders parts on a purchase order basis. The Company's inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, results of operations and financial condition.

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

           Competition. The telecommunications industry is an intensely competitive industry with several large vendors that develop and market Caller ID adjunct display units and screen phone products. Certain of these vendors have significantly more financial and technical resources than the Company. The Company's competitors include in-house divisions of the Company's current and potential customers, as well as small companies offering specific services and large firms. In addition, competitors for the Company's phone products include both large Asian, European and North American consumer electronics and telecommunications products companies and smaller Asian, European and North American manufacturers. If the Company's existing customers perform directly the customer acquisition services currently undertaken by the Company through its Agency Fulfillment programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operations and financial condition could be adversely affected. The introduction of new competitive products into one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition.

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

PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings

      In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, the Company is not a party to any pending legal proceedings which it believes will materially affect its financial condition or results of operations.

ITEM 2.        Changes In Securities

             None.

ITEM 3.        Defaults Upon Senior Securities

             None.

ITEM 4.       Submission of Matters to a Vote of Security Holders

             None.

ITEM 5.        Other Information

             None.

ITEM 6.          Exhibits and Reports on Form 8-K

                (a)  Exhibits

                          See Index to Exhibits at page 19 below.

                (b) Reports on Form 8-K.

        The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CIDCO INCORPORATED


May 14, 1998                        By:/s/Daniel L. Eilers
------------                           -----------------------------------------
   Date                                Daniel L. Eilers
                                       President and Chief Executive Officer


May 14, 1998                           /s/Richard D. Kent
------------                           -----------------------------------------
   Date                                Richard D. Kent
                                       Vice President Finance
                                       and Chief Financial Officer

                               CIDCO INCORPORATED

                                INDEX TO EXHIBITS

Exhibits                                                                                                                Page
--------                                                                                                                ----
  3.1     Amended and Restated Certificate of Incorporation. (1)                                                         --

  3.2     Amended and Restated By-Laws (8).                                                                              --

  3.3     Form of Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional          --
          and Other Special Rights and Qualifications, Limitations, Restrictions and Other Distinguishing
          Characteristics of the Registrant's Series A Junior Participating Preferred Stock. (6)

  4.1     Second Amendment to Revolving Credit Loan Agreement dated October 13, 1995 between Registrant and
          Comerica Bank. (4)                                                                                             --

  4.2     Rights Agreement dated as of January 27, 1997, between the Registrant and United States Trust Company          --
          of New York, as Rights Agent. (7)

 10.4     Patent License Agreement dated as of May 1, 1989 between the Registrant and American Telephone and             --
          Telegraph Company. (1)

 10.5     Form of Indemnification Agreement. (1)                                                                         --

 10.6     Employment Agreement dated as of January 11, 1994 between the Registrant and Robert L. Diamond. (1)            --

 10.7     Employment Agreement dated as of January 11, 1994 between the Registrant and Paul G. Locklin. (1)              --

10.13     Agreement effective as of December 21, 1992 between the Registrant and SBC Communications, Inc. (1), (2)       --

10.14     Lease dated August 15, 1993 between Thoits Bros., Inc. and the Registrant for 220 Cochrane Circle. (1)         --

10.16     Lease dated May 31, 1994, between Thoits Bros., Inc. and the Registrant for 225 Cochrane Circle, Units         --
          A, B, C, D, and E. (4)

10.17     Sublease dated November 18, 1994, between Thoits Bros. and the Registrant for 180 Cochrane Circle. (3)
                                                                                                                         --
10.18     Lease dated November 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle,
          Units A, B, C, D, and E. (3)                                                                                   --

10.19     Registrant's Amended and Restated 1993 Stock Option Plan. (1)                                                  --

10.20     Registrant's 1994 Directors' Stock Option Plan. (8)                                                            --

10.21     Registrant's 1994 employee stock purchase plan. (1)                                                            --


10.22     Agreement dated January 1, 1995 between the Registrant and Ameritech Services Inc. (5)                            --

10.23     Standard Form of Office Lease between Registrant and 400 Columbus Avenue, LLC dated May 19, 1995. (5)
                                                                                                                         --

10.24     Employment Agreement dated June 28, 1996 between Registrant and Ian Laing. (7)                                 --

10.25     Employment Agreement dated July 29, 1996 between Registrant and Marv Tseu. (7)                                 --

10.26     Employment Agreement dated December 16, 1996 between Registrant and Richard D. Kent. (7)                       --

10.27     Employment Agreement dated March 17, 1997 between Registrant and Daniel L. Eilers. (7)                         --

10.28     Option Agreement dated March 12, 1997 between Registrant and Daniel L. Eilers. (7)                             --

10.29     1997 Annual Executive Incentive Plan (8)                                                                       --

--------------

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