Form 10-Q
period 1998-06-30
CIDCO INC
filed 1998-08-13
CIK 917639

================================================================================

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.
                                          OR
[   ] TRANSITION  REPORT  PURSUANT TO SECTION 13(D) OR 15(D) OF THE SECURITIES
      EXCHANGE  ACT OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  __________  TO
      __________.

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



         --------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                        YES     [ X ]       NO _______

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON AUGUST 7, 1998 WAS 14,036,374.

================================================================================

                                  CIDCO INCORPORATED

                                        INDEX


PART I.  FINANCIAL INFORMATION                                            Page

      ITEM 1.  Financial Statements:

               Balance sheet at June 30, 1998
                 and December 31, 1997 ......................................3

               Statement of operations for the three and six months
                 ended June 30, 1998 and 1997 ...............................4

               Statement of cash flows for the six months
                 ended June 30, 1998 and 1997 ...............................5

               Notes to financial statements ................................6

      ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............8

      ITEM 3.  Quantitative and Qualitative Disclosure
                 about Market Risks.........................................22


PART II. OTHER INFORMATION

      ITEM 1.  Legal Proceedings ...........................................23

      ITEM 2.  Changes in Securities .......................................23

      ITEM 3.  Defaults Upon Senior Securities .............................23

      ITEM 4.  Submission of Matters to a Vote of Security Holders .........23

      ITEM 5.  Other Information ...........................................23

      ITEM 6.  Exhibits and Reports on Form 8-K ............................23


SIGNATURES .................................................................24


Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                  CIDCO INCORPORATED
                                    BALANCE SHEET
                   (in thousands, except per share data; unaudited)

                                                           June 30,  December 31,
                                                             1998         1997
                                                           --------     --------
ASSETS
Current assets:
  Cash and cash equivalents...........................     $ 17,116     $ 48,253
  Short-term investments .............................       38,186       26,486
  Accounts receivable, net of allowance
   for doubtful accounts of $3,911 and $3,301.........       38,470       58,082
  Inventories.........................................       27,771       12,904
  Deferred tax asset .................................       11,808       11,808
  Other current assets ...............................        8,000        1,306
                                                           --------     --------
   Total current assets ..............................      141,351      158,839
Property and equipment, net ..........................       16,735       12,591
Other assets .........................................        5,657        1,998
                                                           --------     --------
                                                           $163,743     $173,428
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................     $ 29,796     $ 29,868
  Accrued liabilities.................................       13,737       10,955
  Accrued taxes payable ..............................           --        1,875
                                                           --------     --------
   Total current liabilities .........................       43,533       42,698
                                                           --------     --------
Stockholders' equity:
  Common stock, $.01 par value; 35,000 shares
   authorized, 14,955 and 14,955 shares issued........          149          149
  Additional paid-in capital..........................       89,608       89,608
  Treasury stock, at cost (919 and 1,000 shares)......      (11,899)     (12,942)
  Retained earnings...................................       42,352       53,915
Total stockholders' equity ...........................      120,210      130,730
                                                           --------     --------
                                                           $163,743     $173,428
                                                           ========     ========

      The accompanying notes are an integral part of these financial statements.

                                  CIDCO INCORPORATED
                               STATEMENT OF OPERATIONS
                   (in thousands, except per share data; unaudited)

                                    Three months ended      Six months ended
                                        June 30,                 June 30,
                                     1998        1997        1998       1997
                                     ----        ----        ----       ----

Sales ..........................    $ 43,387     $ 58,288    $112,740  $135,318
Cost of sales ..................      32,990       31,239      85,046    74,022
                                    --------     --------    --------  --------
Gross margin ...................      10,397       27,049      27,694    61,296
                                    --------     --------    --------  --------
Operating expenses:
   Research and development ....       3,218        4,464       6,808     8,524
   Selling and marketing .......      15,765       16,020      33,414    36,448
   General and administrative ..       2,053        2,355       5,535     5,245
   Restructuring ...............          --           --       2,672        --
                                     -------      -------     -------   -------
                                      21,036       22,839      48,429    50,217
                                     -------      -------     -------   -------
Income (loss) from operations ..     (10,639)       4,210     (20,735)   11,079
Other income, net ..............         983          691       2,432     1,150
                                     -------      -------    --------   -------
Income (loss) before income
   taxes .......................      (9,656)       4,901     (18,303)   12,229
Provision (benefit) for income
   taxes .......................      (3,669)       1,860      (6,955)    4,791
                                    --------      -------    --------   -------
Net income (loss)  .............    $ (5,987)     $ 3,041    $(11,348)  $ 7,438
                                    ========      =======    ========   =======

Basic earnings (loss) per share     $  (0.43)    $   0.22    $  (0.81)  $  0.53
                                    =========    ========    ========   =======

Diluted earnings (loss) per share   $  (0.43)    $   0.22    $  (0.81)  $  0.52
                                    =========    ========    ========   =======

Common shares outstanding ......      14,035       13,828      14,019    13,952
                                    ========     ========    ========    ======

Common shares assuming dilution..     14,035       13,999      14,019    14,338
                                    ========     ========    ========    ======

      The accompanying notes are an integral part of these financial statements.

                                  CIDCO INCORPORATED
                               STATEMENT OF CASH FLOWS
                              (in thousands; unaudited)

                                                             Six months ended
                                                                 June 30,
                                                          ----------------------
                                                             1998         1997
                                                           --------     --------

Cash flows provided by (used in) operating activities:
  Net income (loss) ...............................        $(11,348)    $  7,438
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization..................           1,935        3,395
    Equity in losses of affiliate..................             205        1,237
   Changes in assets and liabilities:
     Accounts receivable ..........................          19,612       10,105
     Inventories ..................................         (14,867)       6,470
     Other current assets .........................          (6,694)         455
     Other assets .................................          (3,864)        (112)
     Accounts payable .............................             (72)      (2,846)
     Accrued liabilities ..........................           2,782        3,137
     Accrued taxes payable ........................          (1,875)        (676)
                                                           --------     --------
        Net cash provided by (used in) operating
           activities .............................         (14,186)      28,603
Cash flows used in investing activities:                   --------     --------
  Acquisition of property and equipment ...........          (6,079)      (1,880)
  Sale (purchase) of short-term investments, net...         (11,694)      (2,419)
        Net cash used in investing                         --------     --------
           activities .............................         (17,773)      (4,299)
                                                           --------     --------
Cash flows provided by (used in) financing
activities:
  Issuance of Common Stock.........................             822          862
  Purchase of treasury stock.......................              --      (12,942)
                                                            -------      -------
        Net cash provided by (used in) financing
        activities ................................             822      (12,080)
                                                            -------      -------
Net increase (decrease) in cash and cash equivalents        (31,137)      12,224
Cash and cash equivalents at beginning of period ..          48,253       26,509
                                                            -------      -------
Cash and cash equivalents at end of period ........         $17,116      $38,733
                                                            =======      =======
Supplemental disclosure of cash flow information:
  Cash paid for income taxes .......................        $ 2,075      $ 5,660
                                                            =======      =======

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

Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                           Three months ended   Six months ended
                                                 June 30,           June 30,
                                           ------------------  -----------------
                                           1998      1997      1998       1997
                                           ----      ----      ----       ----
Net income (loss) used to compute
earnings (loss) per common share ....... $(5,987)   $ 3,041   $(11,348)  $ 4,791
                                         =======    =======   ========   =======
Denominator used to computer basic
earnings (loss) per common share .......  14,035     13,828     14,019    13,952

Shares issuable on exercise of
  options (*) ..........................     --         171        --        386
                                         -------    -------   --------   -------
Denominator used to compute diluted
  earnings (loss) per common share......  14,035     13,999     14,019    14,338
                                         =======     ======     ======    ======

Basic earnings (loss) per share......... $ (0.43)    $ 0.22    $ (0.81)   $ 0.53
                                         =======     ======    =======    ======
Diluted earnings (loss) per share....... $ (0.43)    $ 0.22    $ (0.81)   $ 0.52
                                         =======     ======    =======    ======


(*) Potential common stock relating to options to purchase 94,786 shares of common stock at prices ranging from $1.00 to $10.50 per share was excluded since their inclusion would be anti-dilutive for the six months ended June 30, 1998.

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

     Historically, the Company's primary sales and distribution channels have been through direct marketing fulfillment relationships with certain Telcos ("Agency Fulfillment"), standard fulfillment of Telco-generated orders ("Non-Agency Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and, to a lesser extent, international accounts, retail stores ("Retail"), and original equipment manufacturers. Agency Fulfillment programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships an adjunct product (or, less frequently, a phone product) to each Service customer "acquired" through the campaign. The Company's own direct marketing of its telephone products and Agency Fulfillment resulted in net sales of $127 million and $36.7 million, in 1997 and in the first six months of 1998, respectively. Non-Agency Fulfillment sales occur when the Company receives an order from a Telco and ships the requested product directly to the end-user customer. In the case of Non-Agency Fulfillment sales, the Telco generates the order by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Agency Fulfillment programs. Agency Fulfillment sales totaled 23% of sales in the first six months of 1998 and 49%, 25%, and 2% of sales in 1997, 1996 and 1995, respectively. Non-Agency Fulfillment sales accounted for 39% of sales in the first six months of 1998 and 35%, 43%, and 68% of sales in 1997, 1996 and 1995, respectively.

     As a result of operating losses for the first six months of 1998 of $20.7 million, on July 22, 1998 the Company announced a new business strategy focusing on core telephony products and services. The Company has adopted a restructuring plan intended to significantly reduce its personnel and resources throughout the core business. As part of this new strategy and restructuring plan, the Company is exploring strategic alternatives with regard to its Internet Solutions Division, including the possible spin-out, sale or wind-down of the division in significant part due to the high level of marketing, sales and research and development expense that would be required to develop the market for these products and services. The Company has concluded that its core business cannot successfully fund the level of market development expense required overtime for success in this market. As part of the restructuring, the Company plans to reduce its regular and temporary workforce by approximately 50% through attrition and layoffs by the end of 1998. The Company employed 330 regular employees and approximately 100 temporary and contract workers as of June 30, 1998. For additional information on the restructuring, see the paragraphs titled "Restructuring" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's Statement of operations:

                                     Three months ended        Six months ended
                                          June 30,                 June 30,
                                     ------------------      -------------------
                                     1998         1997       1998         1997
                                     ----         ----       ----         ----
Sales ..........................      100.0%      100.0%      100.0%      100.0%
Cost of sales ..................       76.0        53.6        75.4        54.7
                                      -----       -----       -----       -----
Gross margin ...................       24.0        46.4        24.6        45.3
                                      -----       -----       -----       -----
Operating expenses:
  Research and development .....        7.5         7.7         6.0         6.3
  Selling and marketing ........       36.3        27.5        29.7        26.9
  General and administrative ...        4.7         4.0         4.9         3.9
  Restructuring ..............           --          --         2.4          --
                                      -----       -----       -----       -----
                                       48.5        39.2        43.0        37.1
                                      -----       -----       -----       -----
Income (loss) from operations ..      (24.5)        7.2       (18.4)        8.2
Other income, net ..............        2.3         1.2         2.2         0.8
                                        ---         ---         ---         ---
Income (loss) before  income taxes    (22.2)        8.4       (16.2)        9.0
Provision (benefit) for income
  taxes ........................       (8.4)        3.2        (6.2)        3.5
                                      ------      -----       ------      -----
Net income (loss)...............      (13.8)%       5.2%      (10.0)%       5.7%
                                      ======      =====       ======      =====

Sales
     Sales are recognized upon shipment of the product to the customer, less reserves for anticipated returns or, in the case of Agency Fulfillment, non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales decreased 26% to $43.4 million in the second quarter of 1998 from $58.3 million in the second quarter of 1997. In the first six months of 1998, sales decreased 20% to $112.7 million from $135.3 million in the first six months of 1997. These decreases were primarily due to lower average selling prices for adjunct products, partially offset by increases in SmartPhones sold through the Company's Agency Fulfillment, Non-Agency Fulfillment and the Company's own direct marketing programs, and international sales of the iPhone. In the second quarter of 1998, 1.6 million adjunct products were sold, compared with 1.6 million units sold in the second quarter of 1997. However, these sales had significantly lower average selling prices per unit in 1998 than in 1997 due to competitive pricing pressures from both Asian suppliers to the United States market and certain North American suppliers. Total Agency Fulfillment programs for Caller ID services on behalf of Telcos decreased to 23% of sales in the first six months of 1998 from 49% in the first six months of 1997. Adjunct product sales decreased to 73% of total sales in the first half of 1998, from 96% of dollar sales volume in the first half of 1997. The balance of sales were due to increases in SmartPhone and iPhone sales. Unit sales of adjunct products remained flat in the second quarter and half of 1998, as compared to the second quarter and half of 1997, however, the average selling price of adjunct products dropped 38% from the first half of 1997 to the first half of 1998. The Company is evaluating its Agency Fulfillment business and may decline business in the future which would result in margins below current levels. This may result in lower sales in future periods.

Gross margin

     Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales decreased to 24.0% in the second quarter of 1998, from 46.4% in the second quarter of 1997. Gross margin as a percentage of sales decreased to 24.6% in the first six months of 1998 from 45.3% in the first half of 1997. These decreases were primarily due to declines in average selling prices of 38% in the second quarter of 1998, and a 36% decline in the first six months of 1998, relative to comparable periods of 1997. These decreases in the average selling price of the Company's adjunct products were caused by continued competitive pricing pressures, an increased proportion of sales of adjunct products made Direct to Telcos and international customers, with lower gross margins, and significant decreases in sales of the Company's products through the Company's Agency Fulfillment programs for Caller ID Services on behalf of the Telcos, which typically yield higher gross margins. The increase in cost of sales in the first half of 1998 included a first quarter charge of $4.0 million for the write-off of inventory related to product performance issues on a key component used in certain of the Company's adjunct products. The first half of 1997 included a first quarter charge of $4.3 million to write down to net realizable value certain of the Company's inventory and a number of large fulfillment programs which provided free freight to the customer. The Company expects gross margins to vary in the future due to changes in sales mix by geography, distribution channel, type of service provided, and product. The Company believes gross margins, excluding the impact of non-recurring charges, will remain at approximately the level experienced in the first half of 1998 for the remainder of 1998 as a result of competitive pricing pressures and the shift in channel mix away from Agency Fulfillment programs.

Research and development expenses

     Research and development expenses represent salaries for personnel, associated benefits and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses decreased to $3.2 million in the quarter ended June 30, 1998 from $4.5 million in the second quarter of 1997. Research and development expenses decreased to $6.8 million in the six month period ending June 30, 1998 from $8.5 million in the first half of 1997. These decreases primarily resulted from reduced headcount and decreased spending on adjunct-related development projects. No losses were recognized in the second quarter of 1998 related to the Company's equity interest in InfoGear Technology Corporation (which developed the software for the Company's initial Internet product) as the Company's equity investment in InfoGear of $2.6 million had been fully expensed with $2.4 million of expenses in 1997 and $0.2 million of expenses in the first quarter of 1998. The Company recognized $1.2 million of expense in the first half of 1997 related to its equity in losses at InfoGear. Development costs for Internet products are expected to remain flat during the third quarter of 1998 while the Company explores strategic alternatives regarding its Internet Solutions Division, as discussed in the "Historical Background" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report. Due to the fundamental market-based declines in the Company's core Telco Products and Services business, the Company does not believe that it is feasible to continue to invest its balance sheet resources at the level required to develop the early-stage Internet business. Research and development expenses as a percentage of sales decreased slightly to 7.5% in the quarter ended June 30, 1998 from 7.7% in the same period of 1997 and decreased to 6.0% in the first half of 1998 from 6.3% in 1997. The Company expects that research and development expenses will remain at approximately the level experienced in the first half of 1998 during the remainder of 1998.

Selling and marketing expenses

     Selling and marketing expenses represent personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased slightly to $15.8 million in the quarter ended June 30, 1998, from $16.0 million in the comparable period of 1997 and decreased to $33.4 million in the six months ended June 30, 1998 from $36.4 million in the comparable period of 1997. As a percentage of sales, selling and marketing expenses increased to 36.3% in the quarter ended June 30, 1998, from 27.5% in the same period of 1997. In the six months ended June 30, 1998, selling and marketing expenses increased to 29.7% from 26.9% of sales. The decrease in absolute dollars spent was due to a decrease in Agency Fulfillment sales partially offset by increased telemarketing costs associated with the Company's own direct marketing of its telephone products. Increases in selling and marketing expenses as a percentage of sales were due to increased costs per order as the Company experienced higher market penetration rates for Caller ID services. The Company expects that selling and marketing expenses will remain at approximately the same level as a percentage of sales for the remainder of 1998, but may fluctuate based on the volume associated with direct marketing activities and Agency Fulfillment Programs.

General and administrative expenses

     General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $2.1 million in the quarter ended June 30, 1998 from $2.4 million in the comparable period of 1997. In the second quarter of 1997, general and administrative expenses were higher due to a one-time charge on contractually obligated expenses incurred as part of the relinquishment of day-to-day duties of certain executives in the second quarter of 1997. As a percentage of sales, general and administrative expenses increased to 4.7% in the quarter ended June 30, 1998 from 4.0% in the comparable period of 1997 due to the reduction in sales. In the six months ended June 30, 1998, general and administrative expenses increased slightly to $5.5 million from $ 5.2 million. This increase reflects a one-time charge of $1.2 million related to legal, accounting, and consulting costs associated with negotiations for a potential acquisition by the Company during the first quarter of 1998, which the Company subsequently terminated. The Company believes that general and administrative expenditures will decline in the remainder of 1998, excluding one-time charges.

Restructuring

     The Company incurred a pretax restructuring charge of $2.7 million in the first quarter of 1998 as it announced and implemented several streamlining programs including relocating its distribution center to Texas, combining certain marketing and operations functions, restructuring research and development activities and discontinuing certain products, resulting in asset write-downs and the elimination of approximately 100 positions. Approximately $0.6 million of the restructuring charge is expected to require cash outlays and is expected to be substantially incurred over the next 12 months. The remaining $2.1 million represents asset write-downs of inventory of $1.1 million and leasehold improvements of $1.1 million related to discontinued products and relocation of the distribution center from California to Texas.

     On July 22, 1998, the Company announced a new business strategy focusing on core telephony products and services, and a restructuring plan to be implemented in the second half of 1998 which is expected to result in one-time charges in the range of $9.0 to $13.0 million in the third quarter of 1998, as discussed in the "Historical Background" section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report. The restructuring is expected to reduce permanent and temporary headcount by approximately 50% as the Company focuses on its core telephony products and services business. The restructuring is expected to require cash outlays of approximately $6.0 million, which is expected to be substantially incurred over the next 12 months.

The following table lists the components of the restructuring accrual for the six months ended June 30, 1998 (in thousands):

                                                       Asset
                                             Employee  Write-
                                              Costs    downs     Leases   Total
                                             --------  ------    ------   -----
   Reserve provided .......................  $  437   $2,080     $155     $2,672
     Reserve utilized in first quarter.....      --   (1,020)      --     (1,020)
      Balance at March 31, 1998............  $  437   $1,060     $155     $1,652
                                              =====   ======     ====     ======
     Reserve utilized in second quarter....    (304)      --      (25)      (329)
      Balance at June 30, 1998.............  $  133   $1,060     $130     $1,323
                                              =====   ======     ====     ======

Provision (benefit) for income taxes

     The benefit for income taxes for the quarter ended June 30, 1998, and provision for income taxes for the quarter ended June 30, 1997, reflect an effective tax rate of 38%. The benefit for income taxes for the six months ended June 30, 1998, and provision for income taxes for the six months ended June 30, 1997, reflect an effective tax rate of 38% and 39%, respectively.

Liquidity and capital resources

     The Company had working capital of $97.8 million as of June 30, 1998, as compared to $116.1 million at December 31, 1997. The Company's current ratio decreased to 3.2 to 1, as of June 30, 1998, from 3.7 to 1, as of December 31, 1997. The Company's cash, cash equivalents and short-term investments decreased $19.4 million during the six months ended June 30, 1998. Cash used by operations of $14.2 million resulted primarily from increased inventory of $14.9 million, a net loss of $11.3 million, and an increase in other current assets and other assets of $6.7 and $3.9 million, respectively, partially offset by decreased accounts receivable balances of $19.6 million. Inventory increases were primarily due to a significant sales shortfall and a shift in shipping inventory from offshore contract manufacturers by sea instead of air freight in order to reduce cost of goods sold and thus improve profit margins. The Company has more recently re-evaluated this practice and has determined that air freight is an effective means of supporting customer needs while maintaining lower levels of inventory and commensurately higher cash balances. The Company purchased its headquarters building for $3.2 million by exercising an option in its lease on March 19, 1998. On July 20, 1998, the Company entered into a sales contract to sell and lease-back the building. The contract provides for a sales price of $4.9 million and the Company anticipates the sale will close late in the third quarter or early in the fourth quarter of 1998.

     The Company has an unsecured bank line-of-credit agreement which provides for borrowings of up to $25 million. The interest rate on borrowings under the line-of-credit is prime less 0.25%. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. As of June 30, 1998, the Company had not borrowed any funds under the line. Letters of credit secured by this line totaled $8.7 million as of June 30, 1998. The line-of-credit agreement has an annual profitability covenant which the Company plans to renegotiate.

     The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies, assure Year 2000 compliance, and meet the demands of its markets and customers. The Company believes its 1998 capital expenditures will be approximately $2.0 million during the remaining six months of 1998. The 1998 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months. The Company anticipates that its cash, cash equivalents and short-term investments may decrease to $20 to $30 million by the end of the third quarter of 1998 due to the costs of the announced restructuring, its Q2 operating loss, and its anticipated Q3 operating losses. Reversal of this trend is dependent upon the Company's ability to restructure its business and staffing levels to the appropriate size, given its anticipated future sales volumes and margins.

Factors That May Affect Future Results

     Dependence on Caller ID and Maturation of Market. Approximately 84%, 68% and 70% of the Company's revenues during 1997, 1996 and 1995, respectively, came from the Company's Agency Fulfillment and Non-Agency Fulfillment programs for Caller ID adjuncts and, to a lesser extent, telephone products with Caller ID support and customer acquisition services through Telcos. Total Agency Fulfillment and Non-Agency Fulfillment programs for Caller ID services on behalf of Telcos decreased to 61% of total revenue in the first six months of 1998 from 85% of revenue in the first six months of 1997. The size of the overall market for Caller ID products and services is a function of the total number of potential subscribers with Caller ID-enabled telephone lines and the rate of adoption of Caller ID services, or the "penetration rate," among those subscribers. Based upon the Company's projections of penetration rates, the Company believes that the annual market for new Caller ID subscribers in the United States may have peaked in 1997, with a resulting slowdown in Caller ID sales to new subscribers expected in 1998 and beyond. Customer adoption of Caller ID services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Caller ID, the perceived value of the services to end users, including the extent to which other end users have also adopted and/or not blocked Caller ID services, and the end user cost for the services. There can be no assurances that Telcos will continue to promote Caller ID, that Caller ID services will gain market acceptance or that, in areas where the services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Caller ID service has not been achieved for the entire domestic United States market, one or more regional markets may become saturated. Further, the market for Caller ID adjunct products may be eroded as Caller ID functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Caller ID, whether due to reduced promotion of such services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse affect on the Company's business, operating results or financial condition.

     In the first 6 months of 1998 revenues from Agency Fullfillment and Non-Agency Fulfillment programs declined as a result of lower average selling prices, resulting in first half operating losses. In addition, as penetration rates for adoption of Caller ID services increase, the expenses, or "cost per order," the Company must incur in its Agency Fulfillment arrangements to obtain incremental end user adoption of Caller ID services increases, which may result in pressures on the Company's profitability.

     Dependence on Telcos; Concentrated Customer Base. A significant portion of the Company's revenues are derived from a small number of Telcos. During 1997, 1996 and 1995 respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 77% (four customers), 68% (three customers) and 64% (two customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. Industry practice with Telcos has allowed for no long term contracts with the Company's Telco or other customers and no on-going minimum purchases are required of those customers. Moreover, the arrangements are typically both nonexclusive and terminable at-will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing and/or payment terms, on which the Company and such customers do business. If the Company accepts such terms, including pricing and/or payment terms, on which it does business, the Company's operating margins and/or cash flows may decline and such declines may have a material adverse affect on the Company's business, results of operations or financial condition.

     The Company's sales and operating results are substantially dependent on the extent of, and the timing of, a small number of Telcos' respective decisions to implement and from time-to-time promote Caller ID, Caller ID on Call Waiting and other Services on a system-wide or regional basis. The extent to which the Telcos determine to implement and/or from time-to-time promote Services may be affected by a wide variety of factors, including regulatory approvals, technical requirements, budgetary constraints at the Telcos, consolidation among Telcos, market saturation for the Services, the profitability of the Services to the Telcos, market acceptance for the Services and other factors. The Company typically has little control over any of these factors. There can be no assurances that the Telcos will continue to implement and/or promote Caller ID or other Services, or that the Company's product and program offerings will be selected by the Telcos. Moreover, the Company believes that certain Telcos have begun to perform directly themselves the customer acquisition services currently undertaken by the Company through its agency programs, rather than through third parties such as the Company. In addition, the Telcos are increasingly choosing to unbundle their vendor selection for products and services, making the barriers to entry much less complex, and allowing competitors to more easily enter into any one of these three markets (i.e., product, fulfillment services and agency marketing services). The continuation of these trends among the Telcos could have a material adverse affect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog and its quarterly results are substantially dependent on these Telcos' implementation and/or promotion of Services on a system-wide or regional basis during each quarter. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. As result, to the extent that the Telcos delay the implementation and/or promotion of these Services which were anticipated for a particular quarter, the Company's sales and operating results in that quarter may be materially and adversely affected.

     New Product Introduction; Technological Change. The telecommunications industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and changing industry standards which may render existing products and services obsolete. The Company's future success will depend in large part on its ability to timely develop (or source) and introduce new products and services which keep pace with, and correctly anticipate, these changes and which meet new, evolving market standards and changing customer requirements, as well as its ability to enhance and improve existing products and services. The Company is currently seeking to leverage its customer acquisition and Fulfillment expertise into other market opportunities, such as customer acquisition for wireless telephone services and products. Product introductions and short product life cycles necessitate high levels of expenditure for research and development and new customer acquisition. There can be no assurance that the Company's existing markets will not be eroded or that the Company will be able to correctly anticipate and/or timely develop and introduce products and services which meet the requirements of the changing marketplace or which achieve market acceptance. If the Company is unable to develop and introduce products and services which timely meet the changing requirements of the marketplace and achieve market acceptance, the Company's business, results of operations or financial condition may be materially and adversely affected.

In particular, the Company has been seeking to expand its product offerings into a number of new business areas including the Internet and electronic commerce, and has devoted about half of its research and development resources for the past 12 months on developing telephone based "information appliances" which allow access to the World Wide Web via telephone-based, or telephone-like, devices. Certain of such devices would also be intended to enable electronic commerce and services-based business models. These are significantly new areas for the Company and its existing research and development, sales and marketing personnel. There can be no assurances that the Company will be successful in timely developing such products or that, if developed, there will be a market for such products. Moreover, there can be no assurances that the Company's existing personnel will have the skills necessary to timely develop, market and sell products for this market or that, if it becomes necessary to do so, the Company will be able to hire the necessary skilled personnel to develop, market and/or sell products in these new areas. On July 22, 1998 the Company announced that it is seeking "strategic alternatives" for its Internet business unit due to the significant cash resources needed to successfully develop this new market. For additional information see the sections titled Liquidity and capital resources, Restructuring, and Research and Development contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.

Significant undetected errors or delays in new products or releases may affect market acceptance of the Company's products and could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurances that, despite testing by the Company or its Telco customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share, failure to achieve market acceptance, or recalls due to product defects. Any such occurrences could have a material adverse effect on the Company's business, results of operations or financial condition. Further, if the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with products or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations or financial condition.

     Viability of Internet and Electronic Commerce as New Business Areas. The Company has recently begun to promote the adoption and sale of telephone-based devices which allow access to the World Wide Web and which also may be designed to enable electronic commerce and services-based business models. On July 22, 1998 the Company announced that it is seeking "strategic alternatives" for its Internet business unit due to the significant cash resources needed to successfully develop this new market. Following this announcement, potential and existing customers for the Company's internet products have told the Company they intend to defer product purchases until the strategic alternative decision is made and communicated. The market for such Internet phones is very new and currently unproven, with several competing technological platform standards available. Both the extent and/or timing of consumer acceptance for Internet phones, and the particular technology platform(s) for such phones which may ultimately gain market acceptance, is highly uncertain. A viable market for Internet phones and/or electronic commerce may not develop for a number of reasons, including customer preference and usage patterns, the cost of the device to end users, potentially inadequate development of the necessary Internet infrastructure, delayed or discontinued versions of software from InfoGear Technology Corporation, delayed development of Internet enabling technologies, inadequate Internet performance improvements, changing Internet standards and protocols and increased government regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and Internet phones and electronic commerce in particular. Moreover, adverse publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the market for Internet telephones and electronic commerce. If the use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur, if end user costs for Internet phones are not reduced whether through manufacturing cost reductions, subsidy-based business models or otherwise, or if concerns about Internet security do not abate, the Company's ability to profit from Internet phones and electronic commerce would be materially adversely affected. Moreover, there can be no assurances that this market will develop or that, if a market develops, the Company will be able to timely develop and bring to market products which gain market acceptance or which generate significant revenues or profits.

     Fluctuations in Quarterly Revenues and Operating Results. The Company has experienced in the past, and may experience in the future, significant fluctuations in sales and operating results from quarter to quarter as a result of a variety of factors, including the timing of orders for the Company's products from Telcos and other customers; the success of the Company's own direct marketing programs; the Company's ability to derive adequate sales volumes while controlling related costs, credit risks and customer returns; the effect of the restructuring on the Company's cash balances; the ability of the Company to successfully downsize the business to meet the Company's anticipated revenues; the addition or loss of distribution channels or outlets; the impact on adoption rates of changes in monthly end-user charges for Services; the timing and market acceptance of new product introductions by the Company or its competitors; increases in the cost of acquiring end-user customers for Services and the resulting effects on profitability; technical difficulties with Telco networks; changes in the Company's product mix or sales mix by distribution channel that may affect sales prices, margins or both; technological difficulties and resource constraints encountered in developing, testing and introducing new products; uncertainties involved in the Company's entry into markets for new Services; disruption in sources of supply, manufacturing and product delivery; changes in material costs; regulatory changes; general economic conditions, competitive pressures, including reductions in average selling prices and resulting erosions of margins; and other factors. Accordingly, the Company's quarterly results are difficult to predict until the end of each particular quarter, and delays in product delivery or closing of expected sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     Risks Related to Contract Manufacturing; Limited Sources of Supply. The Company's products are manufactured for the Company by third parties which are primarily located in Malaysia, China and Thailand. The use of third parties to manufacture products involves a number of risks, including limited control over production facilities and schedules and the management of supply chains for the manufactured products. Moreover, reliance on contract manufacturers in foreign countries subjects the Company to risks of political instability, financial instability, expropriation, currency controls and exchange fluctuations, and changes in tax laws, tariffs and rules. See "Risks Relating to International Sales." Many of the key components used in the Company's products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that the Company cannot quickly obtain additional supply without incurring significant incremental costs. In general, the Company does not have supply contracts with its suppliers and it orders parts on a purchase order basis. The Company's inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, results of operations and financial condition.

     Dependence on Key Personnel; Hiring and Retention of Employees. The Company's success depends to a significant extent on the services of its senior management and other key employees and its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. The Company's restructuring in the third and fourth quarters poses additional risk as several key executives, engineers and other personnel have been layed off. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key employees, or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may experience increased compensation costs in order to attract and retain skilled employees.

     Risks Relating to International Sales. The Company has had relatively limited international sales to date. However, the Company believes that international sales, particularly in Asia, may represent an increasing percentage of the Company's sales in the future. The Company's future success will depend in part on its ability to compete in Japan and elsewhere in Asia and this will depend on the continuation of favorable trading relationships between the region and the United States. The Company's entry into international markets will likely require significant management attention and may require significant engineering efforts to adapt the Company's products to such countries' telephone systems. Moreover, the rate of customer acceptance of Caller ID in areas outside of the United States is highly uncertain. There can be no assurance that the Company's Caller ID or other products will gain meaningful market penetration in any foreign jurisdictions, whether due to local consumer preferences, local regulatory requirements, technological constraints in the local networks, the extent to which the local Telcos determine to promote Caller ID, or other factors. In particular, the Company believes that technological constraints in the Japanese telephone networks could delay the scope of the introduction of Caller ID in the Japanese market. Dependence on revenues from international sales involves a number of inherent risks, including new or different regulations, economic slowdown and/or downturn in the general economy in one or more local markets, international currency fluctuations, general strikes or other disruptions in working conditions, political instability, trade restrictions, changes in tariffs, the difficulties associated with staffing and managing international operations, generally lengthy receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. International sales will also be impacted by the specific economic conditions in each country.

     Management of Infrastructure. The Company's future success will require, among other things, that the Company continue to improve its operating and information systems. In particular, the Company must constantly seek to improve its order entry, tracking and product fulfillment service capabilities and systems in order to retain and/or obtain Telco customers due to ever-increasing demands/expectations from the Telcos. The failure of the Company to successfully implement and continually improve its operating and information systems may adversely affect both the Company's ability to obtain and/or retain its Telco customers and accordingly, could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, the transition of systems, management and people related to the relocation of the Company's distribution center to Austin, Texas is in process. The failure of the Company to successfully manage this transition could have a material adverse effect on the Company's business, results of operations or financial condition.

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

The Company has reviewed its computer systems to identify the systems that could be affected by Year 2000 Compliant issues and has developed an implementation plan to attempt to address these issues. Any of the programs and/or systems which the Company currently utilizes and that have time sensitive software may not be Year 2000 Compliant. This could result in a major systems failure or miscalculations. The Company presently believes that, with modifications to existing software, Year 2000 Compliant issues should not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modification or conversions are not completed, the Year 2000 Compliant problem could have a material adverse effect on the operations of the Company.

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


ITEM 3.    Quantitative and Qualitative Disclosure about Market Risks

          Not applicable.

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

         None.


ITEM 3.     Defaults Upon Senior Securities

         None.


ITEM 4.       Submission of Matters to a Vote of Security Holders

     The company held its Annual Meeting of Stockholders on May 27, 1998.

     There were two proposals under consideration; 1) the election of two persons as Class A Directors to hold office for a three-year term and until their respective successors are elected and qualified, and 2) to ratify the appointment of Price Waterhouse LLP as independent public auditors for the Company for the fiscal year ending December 31, 1998.

     The results of the election of Class A Directors were as follows:

     1) Daniel L. Eilers                     2) Richard M. Moley
     VOTES FOR            12,425,936         VOTES FOR       12,426,636
     VOTES WITHHELD          232,161         VOTES AGAINST      231,461


     The results of the appointment of Price Waterhouse LLP as independent public auditors was as follows:

     VOTES FOR           12,610,872
     VOTES AGAINST           17,420
     VOTES ABSTAINED         29,805


ITEM 5.    Other Information

         None.


ITEM 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits
               See Index to Exhibits at page 25 below.

         (b) Reports on Form 8-K.
               The Company filed no reports on Form 8-K during the six months ended June 30, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CIDCO INCORPORATED


August 12, 1998                           By:/s/Daniel L. Eilers
---------------                              -----------------------------------
   Date                                      Daniel L. Eilers
                                             President & Chief Executive Officer


August 12, 1998                              /s/Richard D. Kent
---------------                              -----------------------------------
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

    3.3    Form of Certificate of Designation,  Number,  Powers,             --
           Preferences and Relative,  Participating,  Optional and
           Other Special  Rights and Qualifications,  Limitations,
           Restrictions and Other Distinguishing Characteristics  of
           the  Registrant's  Series A Junior  Participating
           Preferred Stock. (6)

    4.1    Second Amendment to Revolving Credit Loan Agreement               --
           dated October 13, 1995 between Registrant and Comerica
           Bank.(4)

    4.2    Rights Agreement dated as of January 27, 1997, between            --
           the Registrant and United States Trust Company of New
           York, as Rights Agent. (7)

   10.4    Patent License  Agreement dated as of May 1, 1989 between the     --
           Registrant and American Telephone and Telegraph Company. (1)

   10.5    Form of Indemnification Agreement. (1)                            --

   10.6    Employment  Agreement  dated as of January 11,  1994  between     --
           the Registrant and Robert L. Diamond. (1)

   10.7    Employment  Agreement  dated as of January 11,  1994  between     --
           the Registrant and Paul G. Locklin. (1)

   10.13   Agreement  effective  as of  December  21,  1992  between the     --
           Registrant and SBC Communications, Inc. (1), (2)

   10.14   Lease dated August 15, 1993 between  Thoits  Bros.,  Inc. and     --
           the Registrant for 220 Cochrane Circle. (1)

   10.16   Lease dated May 31,  1994,  between  Thoits  Bros.,  Inc. and     --
           the Registrant for 225 Cochrane Circle, Units A, B, C, D,
           and E.(4)

   10.17   Sublease  dated  November 18, 1994,  between Thoits Bros. and     --
           the Registrant for 180 Cochrane Circle. (3)

   10.18   Lease dated November 1, 1994,  between Thoits Bros., Inc. and
           the  Registrant  for 105 Cochrane  Circle,  Units A, B, C, D,     --
           and E. (3)

   10.19   Registrant's Amended and Restated 1993 Stock Option Plan. (1)     --

   10.20   Registrant's 1994 Directors' Stock Option Plan. (8)               --

   10.21   Registrant's 1994 employee stock purchase plan. (1)               --

   10.22   Agreement dated January 1, 1995 between the Registrant and        --
           Ameritech Services Inc. (5)

   10.23   Standard Form of Office Lease between Registrant and 400
           Columbus Avenue, LLC dated May 19, 1995. (5)                      --

   10.24   Employment  Agreement dated June 28, 1996 between  Registrant     --
           and Ian Laing. (7)

   10.25   Employment  Agreement dated July 29, 1996 between  Registrant     --
           and Marv Tseu. (7)

   10.26   Employment   Agreement   dated   December  16,  1996  between     --
           Registrant and Richard D. Kent. (7)

   10.27   Employment  Agreement dated March 17, 1997 between Registrant     --
           and Daniel L. Eilers. (7)

   10.28   Option Agreement dated March 12, 1997 between  Registrant and     --
           Daniel L. Eilers. (7)

   10.29   1997 Annual Executive Incentive Plan (8)                          --

----------

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