Form 10-Q
period 1998-09-30
CIDCO INC
filed 1998-11-13
CIK 917639

================================================================================

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.
                                       OR
[ ] Transition report pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
                         Commission file number: 0-23296


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

The number of shares outstanding of the Registrant's Common Stock on November 9, 1998 was 14,079,677.

                               CIDCO INCORPORATED
                                      INDEX

PART I. FINANCIAL INFORMATION                                              Page

     ITEM 1. Financial Statements:

          Balance sheet at September 30, 1998
               and December 31, 1997 ..........................................3
          Statement of operations for the three and nine months
               ended September 30, 1998 and 1997 ..............................4

          Statement of cash flows for the nine months
               ended September 30, 1998 and 1997 ..............................5

          Notes to financial statements .......................................6
     ITEM 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..................9

     ITEM 3. Quantitative and Qualitative Disclosure about Market Risks ......20

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings ...............................................21

     ITEM 2. Changes in Securities ...........................................21

     ITEM 3. Defaults upon Senior Securities .................................21

     ITEM 4. Submission of Matters to a Vote of Security Holders .............21

     ITEM 5. Other Information ...............................................21

     ITEM 6. Exhibits and Reports on Form 8-K ................................21


SIGNATURES ...................................................................22

Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements


                               CIDCO INCORPORATED
                                  BALANCE SHEET
                (in thousands, except per share data; unaudited)

  ....................................................    Sept. 30,    Dec. 31,
                                                              1998         1997
                                                         ---------    ---------
     ASSETS
     Current assets:
    ..................................................
        Cash and cash equivalents ....................   $   9,728    $  48,253
        Short-term investments .......................      16,010       26,486
        Accounts receivable, net of allowance
           for doubtful accounts of $2,195 and $3,301       37,979       58,082
        Inventories ..................................      21,007       12,904
        Deferred tax asset ...........................      19,007       11,808
        Other current assets .........................         896        1,306
                                                         ---------    ---------
           Total current assets ......................     104,627      158,839
     Property and equipment, net .....................      15,675       12,591
     Other assets ....................................       1,516        1,998
                                                         ---------    ---------
                                                         $ 121,818    $ 173,428
                                                         =========    =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
        Accounts payable .............................   $  16,641    $  29,868
        Accrued liabilities ..........................      20,285       12,830
                                                         ---------    ---------
           Total current liabilities .................      36,926       42,698
                                                         ---------    ---------

     Stockholders' equity:
        Common stock, $.01 par value; 35,000 shares
          authorized,14,418 and 14,418 shares issued .         144          144
        Additional paid-in capital ...................      88,763       88,763
        Treasury stock, at cost (339 and 463 shares) .      (4,600)      (6,163)
        Retained earnings ............................         585       47,986
                                                         ---------    ---------
           Total stockholders' equity ................      84,892      130,730
                                                         ---------    ---------
                                                         $ 121,818    $ 173,428
                                                         =========    =========




The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                             STATEMENT OF OPERATIONS
                (in thousands, except per share data; unaudited)

    ..................................
                                          Three months           Nine months
                                         ended Sept. 30,       ended Sept. 30,
                                       ------------------    ------------------
                                           1998      1997        1998      1997
                                       --------  --------    --------  --------

Sales ................................ $ 31,338  $ 51,079    $144,078  $186,397
Cost of sales ........................   34,819    28,417     119,865   102,439
                                       --------  --------    --------  --------
Gross margin .........................   (3,481)   22,662      24,213    83,958
                                       --------  --------    --------  --------
Operating expenses:
    Research and development .........    2,200     4,093       9,008    12,617
    Selling and marketing ............   11,630    14,030      45,044    50,478
    General and administrative .......    1,842     2,534       7,377     7,780
    Restructuring ....................   17,186      ---       19,858      ---
                                       --------  --------    --------  --------
                                         32,858    20,657      81,287    70,875
                                       --------  --------    --------  --------
Income (loss) from operations ........  (36,339)    2,005     (57,074)   13,083

Other income, net ....................    1,006       914       3,438     2,064
                                       --------  --------    --------  --------
Income (loss) before income taxes ....  (35,333)    2,919     (53,636)   15,147

Provision (benefit) for income taxes .     ---      1,173      (6,955)    5,964
                                       --------  --------    --------  --------
Net income (loss) .................... $(35,333) $  1,746    $(46,681) $  9,183
                                       ========  ========    ========  ========

Basic earnings (loss) per share ...... $  (2.51) $   0.13    $  (3.33) $   0.66
                                       ========  ========    ========  ========

Diluted earnings (loss) per share .... $  (2.51) $   0.12    $  (3.33) $   0.64
                                       ========  ========    ========  ========

Common shares outstanding ............   14,077    13,934      14,038    13,947
                                       ========  ========    ========  ========

Common shares assuming dilution ......   14,077    14,246      14,038    14,308
                                       ========  ========    ========  ========




The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)

    ........................................................
                                Nine months ended
                                  September 30,
                                                           --------------------
                                                                 1998      1997
                                                           ---------   --------
Cash flows provided by (used in) operating activities:
  Net income (loss) ...................................... $ (46,681) $   9,183
    Adjustments to reconcile net income (loss) to net
        cash provided byoperating activities:
      Depreciation and amortization ......................     2,238      4,639
      Equity in losses of affiliate ......................     1,605      1,777
      Deferred tax asset .................................    (7,199)      ---
      Changes in assets and liabilities:
        Accounts receivable ..............................    20,103     15,624
        Inventories ......................................    (8,103)     3,762
        Other current assets .............................       410     (3,659)
        Other assets .....................................    (1,123)       (85)
        Accounts payable .................................   (13,227)     5,250
        Accrued liabilities ..............................     7,455      2,801
                                                           ---------  ---------
    Net cash provided by (used in) operating activities ..   (44,522)    39,292
                                                           ---------  ---------
Cash flows provided by (used in) investing activities:
  Acquisition of property and equipment ..................    (5,322)    (2,940)
  Sale (purchase) of short-term investments, net .........    10,454    (18,497)
                                                           ---------  ---------
    Net cash provided by (used in) investing activities ..     5,132    (21,437)
                                                           ---------  ---------
Cash flows provided by (used in) financing activities:
  Issuance of Common Stock ...............................       865      1,076
  Purchase of treasury stock .............................      ---     (12,942)
                                                           ---------  ---------
    Net cash provided by (used in) financing activities ..       865    (11,866)
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents .....   (38,525)     5,989
Cash and cash equivalents at beginning of period .........    48,253     26,509
                                                           ---------  ---------
Cash and cash equivalents at end of period ............... $   9,728  $  32,498
                                                           =========  =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes ............................. $   1,855  $   7,777
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


NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accou nting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130, which the Company was required to adopt in the quarter ended March 31, 1998, establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. No comprehensive income information has been presented, as the impact of the disclosure required by FAS 130 is immaterial to the financial statements of the Company.
     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by FAS 131 are effective for calendar 1998, but are not required for interim financial statements in 1998.


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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

    ...................................
                                         Three months ended    Nine months ended
                                            September 30,        September 30,
                                         ------------------   ------------------
                                             1998      1997       1998      1997
                                         --------  --------   --------  --------
Net income (loss) used to compute
    earnings (loss)per common share ...  $(35,333) $  1,746   $(46,681) $  9,183
                                         ========  ========   ========  ========
Denominator used to compute basic
    earnings (loss)per common share ...    14,077    13,934     14,038    13,947
Shares issuable on exercise of options(*)    ---        312       ---        361
                                         --------  --------   --------  --------
Denominator used to compute diluted
    earnings (loss)per common share ...    14,077    14,246     14,038    14,308
                                         ========  ========   ========  ========
Basic earnings (loss) per share .......  $  (2.51) $   0.13   $  (3.33) $   0.66
                                         ========  ========   ========  ========
Diluted earnings (loss) per share .....  $  (2.51) $   0.12   $  (3.33) $   0.64
                                         ========  ========   ========  ========

     (*) Potential common stock equivalents issuable upon exercise of options to purchase 94,321 shares of common stock priced at $1.00 to $3.00 per share was excluded because their inclusion would be anti-dilutive for the nine-month period ended September 30, 1998.

Reclassifications
     Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.


NOTE 4.  RESTRUCTURING

     The Company incurred a pretax restructuring charge of $2.7 million in the first quarter of 1998 as it announced and implemented several streamlining programs, including combining certain marketing and operations functions, restructuring research and development activities and discontinuing certain products, resulting in asset write-downs and the elimination of approximately 100 positions. Approximately $0.2 million of the restructuring charge requires cash outlays and should be paid out over the next 9 months. The remaining $2.1 million represents asset write-downs of inventory of $1.1 million and leasehold improvements of $1.0 million related to discontinued products and relocation of the Company's distribution center from California to Texas. The Company has determined that moving the distribution center has not produced the cost savings and is relocating the distribution center back to California where the distribution function can be fully integrated with the rest of the Company.

     On July 22, 1998, the Company announced a new business strategy focusing on core telephony products and services, and a restructuring plan to be implemented in the second half of 1998, which resulted in one-time charges of $17.2 million in the third quarter of 1998. The Company's restructuring plan is intended to significantly reduce its personnel and resource costs throughout the core business. As part of this strategy and restructuring plan, the Company has explored strategic alternatives with regard to its Internet Solutions Division, including the possible spin-out, sale or wind-down of the division in significant part due to the high level of marketing, sales and research and development expense that would be required to develop the market for these products and services. As of September 30, 1998, the Company sold a relatively minor amount of these assets and has discontinued operation of the Division, including laying-off substantially all of the Division's employees. The Company will continue to attempt to sell certain assets of the Division and will continue to sell its CIDCO i-Phone(1)for the foreseeable future. The Company employed 268 regular employees and approximately 88 temporary and contract workers as of September 30, 1998. The restructuring has reduced permanent and temporary headcount from the prior quarter's level by approximately 24% as the Company focuses on its core telephony products and services business. The restructuring is expected to require cash outlays of approximately $5.9 million that should be substantially paid out over the next 6 months. The remaining $11.2 million represents asset write-downs of inventory of $5.9 million and write-offs of investments in intangible assets including a Sun Microsystems license of $3.0 million and InfoGear Technologies Corporation of $1.4 million.

(1) i-Phone is a registered trademark of InfoGear Technology Corporation.

     The following table lists the components of the restructuring accrual for the nine months ended September 30, 1998:

    .................................
                                       Employee    Asset
                                         Costs   Write-down   Leases   Total
(in thousands):                        --------  ----------  -------  -------
Reserve provided ....................  $    437  $    2,080  $   155  $ 2,672
Reserve utilized in first quarter ...      ---       (1,020)    ---    (1,020)
                                       --------  ----------  -------  -------
Balance at March 31, 1998 ...........  $    437  $    1,060  $   155  $ 1,652
Reserve utilized in second quarter ..      (304)      ---        (25)    (329)
                                       --------  ----------  -------  -------
Balance at June 30, 1998 ............  $    133  $    1,060  $   130  $ 1,323
Additional reserve provided .........     3,616      13,506       65   17,187
Reserve utilized in third quarter ...    (2,636)    (10,032)      54  (12,614)
                                       --------  ----------  -------  -------
Balance at September 30, 1998 .......  $  1,113  $    4,534  $   249  $ 5,896
                                       ========  ==========  =======  =======

Note 5.  Employee Stock Option Plan

     Due to the broad decline in the market price of the Company's stock, a substantial amount of stock options granted had excercise prices above the current market price. In an effort to provide incentives and retain current employees, on August 17, 1998, the Company offered Stock Option Plan participants the right to replace any remaining unexercised stock options with an equal number of options at an exercise price of $3.00, the closing market price on such date.

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
                            Results of Operations

     The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.


Historical Background

     CIDCO Incorporated (the "Company"), a Delaware corporation, was incorporated in July 1988 to design, develop and market subscriber telephone equipment that would support Caller ID, Caller ID on Call Waiting and other intelligent network services (individually or collectively "Services") then being introduced by Regional Bell Operating Companies ("RBOCs") and independent telephone operating companies, both domestic and international (collectively with RBOCs, "Telcos"). The Company began operations in 1989, initially funding its business with a capital investment made by its founders. Prior to its initial public offering, the Company financed its growth principally through internally generated funds and short-term borrowings. In March 1994, the Company completed its initial public offering of Common Stock and had two subsequent public offerings in 1994 resulting in capital infusions to the Company totaling approximately $59.4 million.

     Historically, the Company's primary sales and distribution channels have been through direct marketing fulfillment relationships with certain Telcos ("Agency Fulfillment"), standard fulfillment of Telco-generated orders ("Non-Agency Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and, to a lesser extent, international accounts, retail stores ("Retail"), and original equipment manufacturers. Agency Fulfillment programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent", generates an order for Services, such as Caller ID, and then ships an adjunct product (or, less frequently, a phone product) to each Service customer "acquired" through the campaign. The Company's own direct marketing of its telephone products and Agency Fulfillment resulted in net sales of $43.9 million in the first nine months of 1998 and $126.7 million in 1997. Non-Agency Fulfillment sales occur when the Company receives an order from a Telco and ships the requested product directly to the end-user customer. In the case of Non-Agency Fulfillment sales, the Telco generates the order by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Agency Fulfillment programs. Agency Fulfillment sales totaled 23% of sales in the first nine months of 1998 and 49%, 25%, and 2% of sales in 1997, 1996 and 1995, respectively. Non-Agency Fulfillment sales accounted for 39% of sales in the first nine months of 1998 and 35%, 43%, and 68% of sales in 1997, 1996 and 1995, respectively.

     As a result of operating losses for the first nine months of 1998 of $37.2 million, not including restructuring of $19.9 million, the Company adopted a new business strategy focusing on its core telephony products and services. The Company concluded that its core business cannot successfully fund the level of market development expense required over time for success in this market and has discontinued operation of its Internet Solutions Division. As a result of the Company's change in direction, Co-Founder and Chairman of the Board of Directors, Paul G. Locklin, has returned to the Company as its President and Chief Executive Officer, superceding Daniel L. Eilers in this role. For additional information, see Item 5 of Part II Other Information of this report. For additional information on the restructuring, see Note 4. Restructuring contained in Notes to Financial Statements of this report.

     This Report contains forward-looking statements, which reflect the Company's current views with respect to future events, which may impact the
Company's  results of operations and financial  condition.  In this report,  the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Results of Operations

     The following table sets forth for the periods  indicated the percentage of
sales  represented  by  certain  line  items  in  the  Company's   Statement  of
Operations:
                         Three months ended    Nine months ended
                         September 30,        September 30,

    ...................................

                                        Three months ended   Nine months ended
                                           September 30,        September 30,
                                        ------------------   -----------------
                                            1998      1997      1998      1997
                                           -----     -----     -----     -----
Sales .................................    100.0%    100.0%    100.0%    100.0%
Cost of sales .........................    111.1      55.6      83.2      55.0
                                           -----     -----     -----     -----
Gross margin ..........................    (11.1)     44.4      16.8      45.0
                                           -----     -----     -----     -----
Operating expenses:
    Research and development ..........      7.0       8.0       6.3       6.8
    Selling and marketing .............     37.1      27.5      31.3      27.1
    General and administrative ........      5.9       5.0       5.1       4.2
    Restructuring .....................     54.8       --       13.8       --
                                           -----     -----     -----     -----
                                           104.8      40.5      56.5      38.1
                                           -----     -----     -----     -----
Income (loss) from operations .........   (115.9)      3.9     (39.7)      6.9
    Other income, net .................      3.2       1.8       2.4       1.1
                                           -----     -----     -----     -----
Income (loss) before income taxes .....   (112.7)      5.7     (37.3)      8.0
Provision (benefit) for income taxes ..      0.0       2.3      (4.8)      3.2
                                           -----     -----     -----     -----
Net income (loss) .....................   (112.7)%     3.4%    (32.5)%     4.8%
                                           =====     =====     =====     =====


Sales

     Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Agency Fulfillment, non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales decreased 38.7% to $31.3 million in the third quarter of 1998 from $51.1 million in the third quarter of 1997. In the first nine months of 1998, sales decreased 22.7% to $144.1 million from $186.4 million in the first nine months of 1997. These decreases were primarily due to lower average selling prices for substantially all product lines. In the third quarter of 1998, 1.2 million units were sold compared with 1.5 million units sold in the third quarter of 1997. Competitive pricing pressures from both Asian suppliers to the United States market and certain North American suppliers contributed heavily to the reduction in average sales prices. Total Agency Fulfillment programs for Caller ID Services on behalf of Telcos decreased to 23% of sales in the first nine months of 1998 from 48% in the first nine months of 1997. Adjunct product sales decreased to 66% of total sales dollars in the first nine months of 1998 from 90% of total sales dollars in the first nine months of 1997 and, correspondingly, phone product sales increased to 33% of total sales dollars in the first nine months of 1998 from 10% of total sales dollars in the first nine months of 1997. The decrease in adjunct product sales as a percentage of total sales was due primarily to the decrease in Agency Fulfillment programs. The increase in phone sales as a percentage of sales was due primarily to the Company's direct marketing efforts and the agency Fulfillment programs that utilized phone products in place of adjunct products in the acquisition of Telco Service customers. Unit sales of adjunct products in the third quarters of 1998 and 1997 were 0.8 and 1.3 million, respectively. In first nine months of 1998 and 1997, adjunct unit sales were 4.8 and 5.1 million, respectively. However, the average selling price of adjunct products dropped 39% from the first nine months of 1997 to the first nine months of 1998. The Company has evaluated its Agency Fulfillment business and may decline business in the future that would result in margins below current levels. This may result in lower sales in future periods.

Gross margin

     Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales decreased to (11.1)% in the third quarter of 1998, from 44.4% in the third quarter of 1997. Gross margin as a percentage of sales decreased to 16.8% in the first nine months of 1998 from 45.0% in the first nine months of 1997. The increase in cost of sales in the first nine months of 1998 and the third quarter of 1998 resulted primarily from a third quarter charge of $9.3 million for inventory reserves mainly related to the net realizable value of certain of the Company's products, as well as the write-off of raw materials purchased for production of certain discontinued products and, for the nine-month period, a first quarter charge of $4.0 million for the write-off of inventory related to product performance issues on a key component used in certain of the Company's adjunct products. The first nine months of 1997 included a first quarter charge of $4.3 million to write down to net realizable value certain of the Company's inventory. Without these non-recurring charges, gross margin as a percentage of sales would have been 18.6% for the third quarter of 1998 and 26.0% for the nine-month period ended September 30, 1998 compared to 44.4% and 42.7% in the comparable periods of 1997. These gross margin decreases were primarily due to declines in adjunct selling prices of 39% in the first nine months of 1998 relative to the comparable period of 1997, offset partially by changes in product and channel sales mix. These decreases in the average selling price of the Company's adjunct products were caused by continued competitive pricing pressures, an increased proportion of sales of adjunct products to Direct to Telcos and international customers, with lower gross margins, and significant decreases in sales of the Company's products through the Company's Agency Fulfillment programs for Caller ID Services on behalf of the Telcos, which typically yield higher gross margins. The Company expects gross margins to vary in the future due to changes in sales mix by geography, distribution channel, type of service provided, and product. The Company believes gross margins, excluding the impact of non-recurring charges, will remain at approximately the level experienced in the first nine months of 1998 for the remainder of 1998 as a result of competitive pricing pressures and the shift in channel sales mix away from Agency Fulfillment programs.


Research and development expenses

     Research and development expenses represent salaries for personnel, associated benefits and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses decreased to $2.2 million in the quarter ended September 30, 1998 from $4.1 million in the third quarter of 1997. Research and development expenses decreased to $9.0 million in the nine-month period ending September 30, 1998 from $12.6 million in the first nine months of 1997. These decreases primarily resulted from reduced headcount and decreased spending on adjunct-related development projects. Development costs for Internet products remained flat during the third quarter of 1998, while the Company explored strategic alternatives regarding its Internet Solutions Division. Due to the fundamental market-based declines in the Company's core telephony products and services business, the Company does not believe that it is feasible to continue to invest its balance sheet resources at the level required to develop the Internet business. Research and development expenses as a percentage of sales decreased to 7.0% in the quarter ended September 30, 1998 from 8.0% in the comparable period of 1997 and decreased to 6.3% in the first nine months of 1998 from 6.8% in the comparable period of 1997. The Company expects that research and development expenses will decline moderately in absolute dollars during the remainder of 1998.

Selling and marketing expenses

     Selling and marketing expenses represent personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased to $11.6 million in the quarter ended September 30, 1998, from $14.0 million in the comparable period of 1997 and decreased to $45.0 million in the nine months ended September 30, 1998 from $50.5 million in the comparable period of 1997. As a percentage of sales, selling and marketing expenses increased to 37.1% in the quarter ended September 30, 1998, from 27.5% in the same period of 1997. In the nine months ended September 30, 1998, selling and marketing expenses increased to 31.3% from 27.1% of sales. The decrease in absolute dollars spent was due to a decrease in total sales. Increases in selling and marketing expenses as a percentage of sales were due to increased costs per order as the Company experienced higher market penetration rates for Caller ID services. The Company expects that selling and marketing expenses will remain at approximately the same level as a percentage of sales for the remainder of 1998, but may fluctuate based on the volume associated with direct marketing activities and Agency Fulfillment Programs.


General and administrative expenses

     General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $1.8 million in the quarter ended September 30, 1998 from $2.5 million in the comparable period of 1997 as a result of decreased headcount and related personnel expenses. As a percentage of sales, general and administrative expenses increased to 5.9% in the quarter ended September 30, 1998 from 5.0% in the comparable period of 1997 due to the reduction in sales. In the nine months ended September 30, 1998, general and administrative expenses increased to 5.1% from 4.2% as percentages of sales. This increase reflects a one-time charge of $1.2 million for legal, accounting, and consulting costs related to negotiations for a potential acquisition by the Company that was ultimately determined to be not in the Company's best interest. The Company believes that general and administrative expenditures will decline somewhat in the remainder of 1998, when compared to the first nine months of 1998, excluding one-time charges.


Provision (benefit) for income taxes

     There was no provision (benefit) for income taxes for the quarter ended September 30, 1998, as the Company's federal net operating loss carryback was fully utilized in the first half of 1998. The provision for income taxes for the quarter ended September 30, 1997 reflects an effective tax rate of 38%. The benefit for income taxes for the nine months ended September 30, 1998 and the provision for income taxes for the nine months ended September 30, 1997 reflect an effective tax rate of 13% and 39%, respectively.


Liquidity and capital resources

     The Company had working capital of $67.7 million as of September 30, 1998, as compared to $116.1 million at December 31, 1997. The Company's current assets ratio decreased to 2.8 to 1, as of September 30, 1998, from 3.7 to 1, as of December 31, 1997. The Company's cash, cash equivalents and short-term investments decreased $38.5 million during the nine months ended September 30, 1998. Cash used by operations of $44.5 million resulted primarily from a net loss of $46.7 million, increases in inventories of $8.1 million, deferred tax asset of $7.2 million and decreases in accounts payable and accrued liabilities totaling $6.0 million, partially offset by decreased accounts receivable balances of $20.1 million. Inventory increases were primarily caused by a shift in shipping products from offshore contract manufacturers by sea instead of by air freight in order to reduce cost of goods sold and thus improve profit margins. The Company has more recently re-evaluated this practice and has determined that airfreight is an effective means of supporting customer needs while maintaining lower levels of inventory and commensurately higher cash balances.

     The Company purchased its headquarters building for $3.2 million by exercising an option in its lease on March 19, 1998. On July 20, 1998, the Company entered into a sales contract to sell and lease back the building. The contract provides for a sales price of $4.9 million and the Company anticipates the sale will close in the fourth quarter of 1998.

     The Company has an unsecured bank line-of-credit agreement that provides for borrowings of up to $25 million. The interest rate on borrowings under the line-of-credit is prime less 0.25%. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. As of September 30, 1998, the Company had not borrowed any funds under the line. There were no letters of credit secured by this as of September 30, 1998. The line-of-credit agreement has an annual profitability covenant that the Company plans to renegotiate by the end of the year. This renegotiation may result in a reduction in the line-of-credit borrowing maximum.

     The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies, assure Year 2000 compliance, and meet the demands of its markets and customers. The Company believes its 1998 capital expenditures will be approximately $1.0 million during the remaining three months of 1998. The 1998 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months. The Company anticipates that its cash, cash equivalents and short-term investments will remain at approximately the present level through the remainder of 1998. Reversal of the decline in cash, cash equivalents and short-term investments is dependent upon the Company's ability to manage costs and expenditures given its anticipated future sales volumes and margins.

     Year 2000 compliance. The Year 2000 problem is widespread and complex. If computer or information systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact to the Company's operations. The Company has a formal Year 2000 Compliance Project in place that focuses on four key readiness areas: (1) internal infrastructure readiness, addressing internal information systems and non-information technology systems;
(2) supplier readiness, addressing the preparedness of our supplier base; (3) customer readiness; addressing the preparedness of our customer base; and (4) product readiness, addressing the Company's product functionality. The Company has appointed a Year 2000 Compliance Officer, and for each readiness area, a task force is systematically performing a Company-wide risk assessment, conducting testing and remediation, and communicating with employees, suppliers, customers and third-party business partners to uncover problem areas and develop action plans related to the Year 2000 problem. Below are overviews of each readiness area and the Company's progress thereon for becoming ready for the Year 2000.

     Internal Infrastructure Readiness: An assessment of internal information systems, hardware and software is in process. The Company has migrated to a new software platform for its enterprise-wide accounting and management system which is Year 2000 compliant. For other systems, the Company is in the process of identifying non-compliant systems, has established a schedule for prioritized system compliance, and is in the process of executing the Compliance Project. One particular area of activity will be in examining, testing and reviewing the interfaces between the Company's internal systems, some of which may not currently be Year 2000 compliant. All systems are scheduled to be compliant no later than July 1999. In addition to applications and information technology systems, the Company is testing and developing remediation plans for embedded systems, facilities and other operations.

     Supplier Readiness: This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's business capability to continue providing products and services, and (2) a supplier's products compliance with Year 2000. All suppliers are being contacted. The Company has received responses from a number of its preferred suppliers and anticipates that the majority of suppliers will respond by December 31, 1998. Supplier issues that potentially affect the Company's products are targeted to be resolved by July 1999. CIDCO has informed its suppliers that it will reevaluate its business relationship with any supplier who either fails to respond or cooperate with this project, or who fails to certify as to Year 2000 compliance by July 1999.

     Product Readiness: The Company has completed its review of Year 2000 issues with respect to its product line. None of the products in the Company's current product line calculates or processes dates, or relies upon date calculations for their functionality. All information related to date is received by the products over the telephone services provider's network, and only month and day information is sent by the network and displayed by the product. In this respect, the Year 2000 issue is not relevant to the functionality of the current product line. For this reason, the Company believes that its products are Year 2000 compliant. In any future products developed by or for the Company that may calculate date information, the Company will take steps to require Year 2000 compliance.

     Risk Factors, Costs and Contingency Planning: The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems, in the remediation phase. The Company believes that its greatest potential risks are associated with the systems of the Company's suppliers, and secondarily, problems associated with the Company's information systems and systems embedded in its operations and infrastructure. The Company is at the beginning stage of assessment and cannot predict whether significant problems will be identified. Accordingly, the Company is not in a position to determine the extent of contingency planning that may be required and has not yet developed contingency plans for most systems. Based on the status of the assessment made and remediation plans developed to date, the Company is not in a position to state the total cost of remediation of all Year 2000 issues, however, the Company currently does not believe that such costs will exceed $1,000,000. However, the Company has not yet completed its assessments, developed remediation plans for all problems, developed contingency plans, or completely implemented or tested any of its remediation plans.

     As the Year 2000 Compliance Project continues, the Company may discover additional Year 2000 problems. The Company may not be able to develop, implement, or test remediation or contingency plans in time and may find that the costs of these activities exceed current expectations. In many cases, the Company will be in a position of relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such products and systems, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company experiences any significant business interruptions, it will have a material adverse effect on the Company. Should the Company fail to satisfactorily resolve Year 2000 issues in a timely manner, it could be exposed to liability to third parties.



Factors That May Affect Future Results

     Dependence on Caller ID and Maturation of Market. Approximately 84%, 68% and 70% of the Company's revenues during 1997, 1996 and 1995, respectively, came from the Company's Agency Fulfillment and Non-Agency Fulfillment programs for Caller ID adjunct products and, to a lesser extent, telephone products and customer acquisition services through Telcos. Total Agency Fulfillment and Non-Agency Fulfillment programs for Caller ID Services on behalf of Telcos decreased to 69% of total revenue in the first nine months of 1998 from 83% of total revenue in the first nine months of 1997. The size of the overall market for Caller ID products and Services is a function of the total number of potential subscribers with Caller ID-enabled telephone lines and the rate of adoption of Caller ID Services, or the "penetration rate", among those subscribers. Based upon the Company's projections of penetration rates, the Company believes that the annual market for new Caller ID subscribers in the United States may have peaked in 1997, with a resulting slowdown in Caller ID sales to new subscribers expected in 1998 and beyond. Customer adoption of Caller ID Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Caller ID, the perceived value of the services to end users, including the extent to which other end users have also adopted and/or not blocked Caller ID Services, and the end user cost for the services.

There can be no assurances that Telcos will continue to promote an increase in Caller ID, that Caller ID Services will gain market acceptance or that, in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Caller ID service has not been achieved for the entire domestic United States market, one or more regional markets may become saturated. Further, the market for Caller ID adjunct products may be eroded as Caller ID functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Caller ID, whether due to reduced promotion of such services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse effect on the Company's business, operating results or financial condition. In the first nine months of 1998 revenues from Agency Fulfillment and Non-Agency Fulfillment programs declined as a result of lower average selling prices and volume of units sold, resulting in year-to-date operating losses. In addition, as penetration rates for adoption of Caller ID services increase, the expenses, or "cost per order", the Company must incur in its Agency Fulfillment arrangements to obtain incremental end user adoption of Caller ID services increases, which may result in further pressures on the Company's profitability.

     Dependence on Telcos; Concentrated Customer Base. Significant portions of the Company's revenues are derived from a small number of Telcos. During 1997, 1996 and 1995 respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 77% (four customers), 68% (three customers) and 64% (two customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. Industry practice with Telcos has allowed for no long-term contracts with the Company's Telco or other customers and no on-going minimum purchases that are required of those customers. Moreover, the arrangements are typically both nonexclusive and terminable at-will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing and/or payment terms, on which the Company and such customers do business. If the Company accepts such terms, including pricing and/or payment terms on which it does business, the Company's operating margins and/or cash flows may decline and such declines may have a material adverse affect on the Company's business, results of operations or financial condition.

     The Company's sales and operating results are substantially dependent on the extent of, and the timing of, this relatively small number of Telcos' respective decisions to implement and from time-to-time promote Caller ID, Caller ID on Call Waiting and other Services on a system-wide or regional basis. The extent to which the Telcos determine to implement and/or from time-to-time promote Services may be affected by a wide variety of factors, including regulatory approvals, technical requirements, budgetary constraints at the Telcos, consolidation among Telcos, market saturation for the Services, the profitability of the Services to the Telcos, market acceptance for the Services and other factors. The Company typically has little control over any of these factors. There can be no assurances that the Telcos will continue to implement and/or promote Caller ID or other Services, or the Telcos will select the Company's product and program offerings. Moreover, the Company believes that
certain  Telcos  have  begun  to  perform   directly   themselves  the  customer
acquisition services currently undertaken by the Company through its agency programs, rather than through third parties such as the Company. In addition, the Telcos are increasingly choosing to unbundle their vendor selection for products and services, making the barriers to entry much less complex, and allowing competitors to more easily enter into any one of these three markets (i.e., product, fulfillment services and agency marketing services). The continuation of these trends among the Telcos could have a material adverse affect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog and its quarterly results are substantially dependent on these Telcos' implementation and/or promotion of Services on a system wide or regional basis during each quarter. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. As a result, to the extent that the Telcos delay the implementation and/or promotion of these Services which were anticipated for a particular quarter, the Company's sales and operating results in that quarter may be materially and adversely affected.

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

     In particular, the Company has been seeking to expand its product offerings into a number of new business areas including the Internet and electronic commerce, and has devoted about half of its research and development resources for the past 12 months on developing telephone based "information appliances" which allow access to the World Wide Web via telephone-based, or telephone-like, devices. Certain of such devices would also be intended to enable electronic commerce and services-based business models. These are significantly new areas for the Company and its existing research and development, sales and marketing personnel. There can be no assurances that the Company will be successful in timely developing such products or that, if developed, there will be a market for such products. Moreover, there can be no assurances that the Company's existing personnel will have the skills necessary to timely develop, market and sell products for this market or that, if it becomes necessary to do so, the Company will be able to hire the necessary skilled personnel to develop, market and/or sell products in these new areas. On July 22, 1998 the Company announced that it is seeking "strategic alternatives" for its Internet business unit due to the significant cash resources needed to successfully develop this new market. Additionally, during the third quarter of 1998, the Company laid off substantially all of its Internet Solutions Division employees and took a charge of $10.1 million to write-off substantially all of the related assets. For additional information on new product introduction and technological change, see the sections entitled Note 4. Restructuring contained in Notes to Financial Statements Research and Development and Liquidity and capital resources contained in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

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


     Viability of Internet and Electronic Commerce as New Business Areas. The Company has recently begun to promote the adoption and sale of telephone-based devices that allow access to the World Wide Web and which also may be designed to enable electronic commerce and services-based business models. On July 22, 1998 the Company announced that it is seeking "strategic alternatives" for its Internet business unit due to the significant cash resources needed to successfully develop this new market. Following this announcement, potential and existing customers for the Company's Internet products informed the Company they would defer product purchases pending the outcome of this effort. During the third quarter of 1998, the Company decided to continue to sell the current version of the CIDCO i-Phone; however, it also decided to halt further research and development of this product and, as of September 30, 1998, the Company laid off substantially all of the employees and wrote-off substantially all of the assets of the Internet Solutions Division. The market for such Internet phones is very new and currently unproven, with several competing technological platform standards available. Both the extent and/or timing of consumer acceptance for Internet phones, and the particular technology platform(s) for such phones which may ultimately gain market acceptance, is currently uncertain. A viable market for Internet phones and/or electronic commerce may not develop for a number of reasons, including customer preference and usage patterns, the cost of the device to end users, potentially inadequate development of the necessary Internet infrastructure, delayed development of Internet enabling technologies, inadequate Internet performance improvements, changing Internet standards and protocols and increased government regulation. Changes in or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and Internet phones and electronic commerce in particular. Moreover, adverse publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of the market for Internet telephones and electronic commerce. If the use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur, if end user costs for Internet phones are not reduced whether through manufacturing cost reductions, subsidy-based business models or otherwise, or if concerns about Internet security do not abate, the Company's ability to profit from Internet phones and electronic commerce would be materially adversely affected. Moreover, there can be no assurances that this market will develop or that, if a market develops, the Company will be able to generate significant revenues or profits.


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


     Need to Develop Alternative Distribution Channels. Historically, the Company's Telco customers have collectively been the primary distribution channel for the Company's products. However, the Company is seeking to diversify its distribution channels toward direct-to-end-user, retail, targeted vertical market segments and other alternate distribution channels, with the goals of broadening the Company's market opportunities and adding predictability to the Company's quarter-by-quarter revenues. Moving into these new channels may involve a number of risks, including, among other things, the establishment of new channel relationships and presence, the cost of creating brand awareness and end-user demand in the new channels, the viability of the Company's product offerings in the new channels and managing conflicts among different channels offering the Company's products. There can be no assurance that the Company will be successful in identifying and exploiting alternate distribution channels or in addressing any one or more of these risks. If the Company is not successful, it may lose significant sales opportunities and will continue to be substantially dependent upon the Telco channel for sales of its products.


     Risks Related to Contract Manufacturing; Limited Sources of Supply. The Company's products are manufactured for the Company by third parties that are primarily located in Malaysia, China and Thailand. The use of third parties to manufacture products involves a number of risks, including limited control over production facilities and schedules and the management of supply chains for the manufactured products. Moreover, reliance on contract manufacturers in foreign countries subjects the Company to risks of political instability, financial instability, expropriation, currency controls and exchange fluctuations, and changes in tax laws, tariffs and rules. See "Risks Relating to International Sales". Many of the key components used in the Company's products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that the Company cannot quickly obtain additional supply without incurring significant incremental costs. In general, the Company does not utilize long-term supply contracts with its suppliers and orders parts on a purchase order basis in order to enhance flexibility. The Company's inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, results of operations and financial condition.


     Dependence on Key Personnel; Hiring and Retention of Employees. The Company's continued growth and success depend to a significant extent on the continued services of its senior management and other key employees and its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. The Company's restructuring effort poses additional risks as several key executives, engineers and other personnel have been laid off. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may experience increased compensation costs in order to attract and retain skilled employees.


     Risks Relating to International Sales. The Company has had relatively limited international sales to date. However, the Company believes that international sales, particularly in Latin America and Asia, may represent an increasing percentage of the Company's sales in the future. The Company's future success will depend in part on its ability to compete in Latin America, Japan and elsewhere in Asia and this will depend on the continuation of favorable trading relationships between the region and the United States. The Company's entry into international markets will likely require significant management attention and may require significant engineering efforts to adapt the Company's products to such countries' telephone systems. Moreover, the rate of customer acceptance of Caller ID in areas outside of the United States is highly uncertain. There can be no assurance that the Company's Caller ID or other products will gain meaningful market penetration in any foreign jurisdictions, whether due to local consumer preferences, local regulatory requirements, technological constraints in the local networks, the extent to which the local Telcos determine to promote Caller ID, or other factors. Dependence on revenues from international sales involves a number of inherent risks, including new or different regulations, economic slowdown and/or downturn in the general economy in one or more local markets, international currency fluctuations, general strikes or other disruptions in working conditions, political instability, trade restrictions, changes in tariffs, the difficulties associated with staffing and managing international operations, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. International sales will also be impacted by the specific economic conditions in each country.

     Management of Infrastructure. The Company's future success will require, among other things, that the Company continue to improve its operating and information systems. In particular, the Company must constantly seek to improve its order entry, tracking and product fulfillment service capabilities and systems in order to retain and/or obtain Telco customers due to ever-increasing demands/expectations from the Telcos. The failure of the Company to successfully implement and continually improve its operating and information systems may adversely affect both the Company's ability to obtain and/or retain its Telco customers and accordingly, could have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, the transition of systems, management and people related to the relocation of the Company's distribution center to Austin, Texas was completed in the third quarter of 1998. The Company has determined that the Austin facility has not produced the cost savings expected due to the decrease in adjunct unit sales and other factors; therefore, the Company is relocating the distribution center to Morgan Hill, California where the distribution function can be fully integrated with the rest of the Company. The failure of the Company to successfully manage this second transition could have a material adverse effect on the Company's business, results of operations or financial condition.


     Competition. The telecommunications industry is an intensely competitive industry with several large vendors that develop and market Caller ID adjunct display units and screen phone products. Certain of these vendors have significantly more financial and technical resources than the Company. The Company's competitors include in-house divisions of the Company's current and potential customers, as well as small companies offering specific services and large firms. In addition, competitors for the Company's phone products include both large Asian, European and North American consumer electronic and telecommunication product companies and smaller Asian, European and North American manufacturers. If the Company's existing customers perform directly the customer acquisition services currently undertaken by the Company through its Agency Fulfillment programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operations and financial condition could be adversely affected. The introduction of new competitive products in one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition.


     Limited Protection of Intellectual Property; Risk of Third-Party Claims of Infringement. The Company has patent protection on certain aspects of its existing technology and also relies on trade secret protection, copyrights, trademarks and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's protective measures will be adequate to protect the Company's proprietary rights, that others have not or will not independently develop or otherwise acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. In addition, the laws of certain countries in which the Company's products may from time-to-time be sold may not protect intellectual property rights to the same extent as the laws of the United States.

     Frequent claims and litigation involving patent and other intellectual property rights characterize the telecommunications industry, like many technology-based industries. The Company from time to time may be notified by third parties that they believe the Company may be infringing patents or other proprietary rights of third parties. The Company has in the past and may in the future have to seek a license under such patent or other proprietary rights, or redesign or modify their products and processes in order to avoid infringement of such rights. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patent or other proprietary rights, in which case the Company's business, financial condition and results of operations could be materially and adversely affected. Additionally, litigation may be necessary to protect the Company's proprietary rights. Any claims or litigation involving the Company's owned or licensed patents or other intellectual property rights may be time consuming and costly, or may cause product shipment delays, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.


     Volatility of Stock Price. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to the technology industry or the telecommunications industry in particular. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.


ITEM 3.  Quantitative and Qualitative Disclosure about Market Risks

              Not Applicable.

PART II.      OTHER INFORMATION


ITEM 1.  Legal Proceedings

                    In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, the Company is not a party to any pending legal proceedings, which the Company believes will materially affect its financial condition or results of operations.


ITEM 2.  Changes In Securities

                    None.


ITEM 3.  Defaults Upon Senior Securities

                    None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

                    None.


ITEM 5.  Other Information

                    As result of the Company's change in direction, the employment of the Company's former President and Chief Executive Officer, Daniel L. Eilers, has been terminated with severance benefits pursuant to an existing employment agreement. Paul G. Locklin, co-founder and Chairman of the Board of Directors, has superceded Mr. Eilers as the current Chief Executive Officer and President.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                    See Index to Exhibits at page 23 below.

         (b) Reports on Form 8-K.
                    The Company filed no reports on Form 8-K during the nine months ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CIDCO INCORPORATED


November 12, 1998                    By:/s/Paul G. Locklin
-----------------                       ------------------
     Date                               Paul G. Locklin
                                        President and Chief Executive Officer


November 12, 1998                       /s/Richard D. Kent
-----------------                       ------------------
     Date                               Richard D. Kent
                                        Vice President Finance, Chief Operating
                                        Officer and Chief Financial Officer

                               CIDCO INCORPORATED

                               INDEX TO EXHIBITS

Exhibits                                                                    Page
 3.1    Amended and Restated Certificate of Incorporation. (1)                --
 3.2    Amended and Restated By-laws (6).                                     --
 3.3    Form of Certificate of Designation, Number, Powers, Preferences
          and Relative, Participating, Optional and Other Special Rights
          and Qualifications, Limitations, Restrictions and Other
          Distinguishing Characteristics of the Registrant's Series
          A Junior Participating Preferred Stock. (4)                         --
 4.1    Second Amendment to Revolving Credit Loan Agreement dated October
          13, 1995 between Registrant andComerica Bank. (3)                   --
 4.2    Rights Agreement dated as of January 27, 1997, between the
          Registrant and United States Trust Company of New York,
          as Rights Agent. (5)                                                --
10.4    Patent License Agreement dated as of May 1, 1989 between the
          Registrant and American Telephone and Telegraph Company. (1)        --
10.5    Form of Indemnification Agreement. (1)                                --
10.16   Lease dated May 31, 1994, between Thoits Bros., Inc. and the
          Registrant for 225 Cochrane Circle,Units A, B, C, D, and E. (3)     --
10.17   Sublease dated November 18, 1994, between Thoits Bros. and the
          Registrant for 180 Cochrane Circle. (2)                             --
10.18 Lease dated November 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle, Units A, B, C, D, and E. (2) --
10.20   Registrant's 1994 Directors' Stock Option Plan. (2)                   --
10.21   Registrant's 1994 employee stock purchase plan. (2)                   --
10.24   Employment Agreement dated June 28, 1996 between Registrant
          and Ian Laing. (5)                                                  --
10.27   Employment Agreement dated March 17, 1997 between Registrant
          and Daniel L. Eilers. (5)                                           --
10.29   1997 Annual Executive Incentive Plan (6)--
10.30   Registrant's Second Amended and Restated 1993 Stock Option Plan.      24
10.31   Registrant's Amended and Restated 1998 Stock Option Plan.             36
10.32   Employment Agreement dated June 1, 1998 between Registrant
          and Richard D. Kent.                                                48
10.33   Employment Termination Agreement dated September 30, 1998 between
          Registrant and Daniel L. Eilers.                                    52

-----------------------------------
(1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
(2) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.
(4) Incorporated herein by reference to the Company's Form 8-A filed on February 4, 1992.
(5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
(6) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.

Exhibit 10.30

                               CIDCO INCORPORATED
                           SECOND AMENDED AND RESTATED
                             1993  STOCK  OPTION  PLAN
                     (As Amended Effective October 14, 1998)

                    Establishment, Purpose and Term of Plan.

     Establishment. The CIDCO Incorporated 1993 Stock Option Plan was initially adopted by the Board on May 1, 1993 and subsequently amended from time to time (the "Initial Plan"). The Initial Plan is hereby amended and restated in its entirety as the CIDCO Incorporated Second Amended and Restated 1993 Stock Option Plan effective as of October 14, 1998 (the "Effective Date"). Notwithstanding any provision herein to the contrary, each Option granted prior to the Effective Date shall continue to be governed by the terms of the Initial Plan as in effect at the time such Option was granted, except to the extent that the Option is otherwise amended in writing as provided by the Plan.

     Purpose. The purpose of the Plan is to advance the interests of the Participating Company Group and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Participating Company Group and by motivating such persons to contribute to the growth and profitability of the Participating Company Group.

     Term of Plan. The Plan shall continue in effect until the earlier of its termination by the Board or the date on which all of the shares of Stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms of the Plan and the agreements evidencing Options granted under the Plan have lapsed. However, all Options shall be granted, if at all, within ten (10) years from the date on which the Initial Plan was adopted by the Board.

                          Definitions and Construction.

     Definitions. Whenever used herein, the following terms shall have their respective meanings set forth below:

     "Board" means the Board of Directors of the Company. If one or more Committees have been appointed by the Board to administer the Plan, "Board" also means such Committee(s).

     "Code" means the Internal Revenue Code of 1986, as amended, and any applicable regulations promulgated thereunder.

     "Committee" means the Compensation Committee, Stock Option Committee or other committee of the Board duly appointed to administer the Plan and having such powers as shall be specified by the Board. Unless the powers of the Committee have been specifically limited, the Committee shall have all of the powers of the Board granted herein, including, without limitation, the power to amend or terminate the Plan at any time, subject to the terms of the Plan and any applicable limitations imposed by law.

     "Company"  means  CIDCO  Incorporated,   a  Delaware  corporation,  or  any
successor corporation thereto.

     "Consultant"  means  any  person,   including  an  advisor,  engaged  by  a
Participating Company to render services other than as an Employee or a Director.

     "Director" means a member of the Board.

     "Disability" means the permanent and total disability of the Optionee within the meaning of Section 22(e)(3) of the Code.

     "Employee" means any person treated as an employee in the records of a Participating Company and, with respect to any Incentive Stock Option granted to such person, who is an employee for purposes of Section 422 of the Code; provided, however, that neither service as a Director nor payment of a director's fee shall be sufficient to constitute employment for purposes of the Plan.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     "Fair Market Value" means, as of any date, the value of a share of Stock or other property as determined by the Board, in its discretion, or by the Company, in its discretion, if such determination is expressly allocated to the Company herein, subject to the following:

   If, on such date, the Stock is listed on a national or regional securities exchange or market system, the Fair Market Value of a share of Stock shall be the closing sale price of a share of Stock (or the mean of the closing bid and asked prices of a share of
  Stock if the Stock is so quoted  instead)  as  quoted on the  Nasdaq  National
    Market, The Nasdaq SmallCap Market or such other national or regional securities exchange or market system constituting the primary market for the Stock, as reported in the Wall Street Journal or such other source as the Company deems reliable. If the relevant date does not fall on a day on which the Stock has traded on such securities exchange or market system, the date on which the Fair Market Value shall be established shall be the last day on which the Stock was so traded prior to the relevant date, or such other appropriate day as shall be determined by the Board, in its discretion.

  If, on such date, there is no public market for the Stock, the Fair Market Value of a share of Stock shall be as determined by the Board without regard to any restriction other than a restriction which, by its terms, will never lapse.

     "Incentive Stock Option" means an Option intended to be (as set forth in the Option Agreement) and which qualifies as an incentive stock option within the meaning of Section 422(b) of the Code.

     "Insider" means an officer or a Director of the Company or any other person whose transactions in Stock are subject to Section 16 of the Exchange Act.

     "Nonstatutory Stock Option" means an Option not intended to be (as set forth in the Option Agreement) or which does not qualify as an Incentive Stock Option.

     "Option" means a right to purchase Stock (subject to adjustment as provided in Section 4.2) pursuant to the terms and conditions of the Plan. An Option may be either an Incentive Stock Option or a Nonstatutory Stock Option.

     "Option Agreement" means a written agreement between the Company and an Optionee setting forth the terms, conditions and restrictions of the Option granted to the Optionee and any shares acquired upon the exercise thereof.

"Optionee" means a person who has been granted one or more Options.

     "Parent Corporation" means any present or future "parent corporation" of the Company, as defined in Section 424(e) of the Code.

     "Participating Company" means the Company or any Parent Corporation or Subsidiary Corporation.

     "Participating Company Group" means, at any point in time, all corporations collectively which are then Participating Companies.

     "Rule 16b-3" means Rule 16b-3 under the Exchange Act, as amended from time to time, or any successor rule or regulation.

     "Section 162(m)" means Section 162(m) of the Code, as amended by the Revenue Reconciliation Act of 1993 (P.L. 103-66).

     "Securities Act" means the Securities Act of 1933, as amended.

     "Service" means an Optionee's employment or service with the Participating Company Group, whether in the capacity of an Employee, a Director or a Consultant. An Optionee's Service shall not be deemed to have terminated merely because of a change in the capacity in which the Optionee renders Service to the Participating Company Group or a change in the Participating Company for which the Optionee renders such Service, provided that there is no interruption or termination of the Optionee's Service. Furthermore, an Optionee's Service with the Participating Company Group shall not be deemed to have terminated if the Optionee takes any military leave, sick leave, or other bona fide leave of absence approved by the Company; provided, however, that if any such leave exceeds ninety (90) days, on the one hundred eighty-first (181st) day following the commencement of such leave any Incentive Stock Option held by the Optionee shall cease to be treated as an Incentive Stock Option and instead shall be treated thereafter as a Nonstatutory Stock Option unless the Optionee's right to return to Service with the Participating Company Group is guaranteed by statute or contract. Notwithstanding the foregoing, unless otherwise designated by the Company or required by law, a leave of absence shall not be treated as Service for purposes of determining vesting under the Optionee's Option Agreement. An Optionee's Service shall be deemed to have terminated either upon an actual termination of Service or upon the corporation for which the Optionee performs Service ceasing to be a Participating Company. Subject to the foregoing, the Company, in its discretion, shall determine whether an Optionee's Service has terminated and the effective date of such termination.

     "Stock" means the common stock of the Company, as adjusted from time to time in accordance with Section 4.2.

     "Subsidiary   Corporation"   means  any   present  or  future   "subsidiary
corporation" of the Company, as defined in Section 424(f) of the Code.

     "Ten Percent Owner Optionee" means an Optionee who, at the time an Option is granted to the Optionee, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of a Participating Company within the meaning of Section 422(b)(6) of the Code.

     Construction. Captions and titles contained herein are for convenience only and shall not affect the meaning or interpretation of any provision of the Plan. Except when otherwise indicated by the context, the singular shall include the plural and the plural shall include the singular. Use of the term "or" is not intended to be exclusive, unless the context clearly requires otherwise.

                                 Administration.

Administration by the Board. The Plan shall be administered by the Board. All questions of interpretation of the Plan or of any Option shall be determined by the Board, and such determinations shall be final and binding upon all persons having an interest in the Plan or such Option.

Authority of Officers. Any officer of a Participating Company shall have the authority to act on behalf of the Company with respect to any matter, right, obligation, determination or election which is the responsibility of or which is allocated to the Company herein, provided the officer has apparent authority with respect to such matter, right, obligation, determination or election.

Administration with Respect to Insiders. With respect to participation by Insiders in the Plan, at any time that any class of equity security of the Company is registered pursuant to Section 12 of the Exchange Act, the Plan shall be administered in compliance with the requirements, if any, of Rule 16b-3.

Committee Complying with Section 162(m). If a Participating Company is a "publicly held corporation" within the meaning of Section 162(m), the Board may establish a Committee of "outside directors" within the meaning of Section 162(m) to approve the grant of any Option which might reasonably be anticipated to result in the payment of employee remuneration that would otherwise exceed the limit on employee remuneration deductible for income tax purposes pursuant to Section 162(m).

Powers of the Board. In addition to any other powers set forth in the Plan and subject to the provisions of the Plan, the Board shall have the full and final power and authority, in its discretion:

                    to determine  the persons to whom,  and the time or times at which, Options shall be granted and the number of shares of Stock to be subject to each Option;
                    to  designate   Options  as  Incentive   Stock   Options  or
               Nonstatutory Stock Options;

                    to  determine  the Fair  Market  Value of shares of Stock or other property;

                    to  determine  the  terms,   conditions   and   restrictions
               applicable to each Option (which need not be identical) and any shares acquired upon the exercise thereof, including, without limitation, (i) the exercise price of the Option, (ii) the method of payment for shares purchased upon the exercise of the Option,
               (iii) the method for satisfaction of any tax withholding obligation arising in connection with the Option or such shares, including by the withholding or delivery of shares of stock, (iv) the timing, terms and conditions of the exercisability of the Option or the vesting of any shares acquired upon the exercise thereof, (v) the time of the expiration of the Option, (vi) the effect of the Optionee's termination of Service with the Participating Company Group on any of the foregoing, and (vii) all other terms, conditions and restrictions applicable to the Option or such shares not inconsistent with the terms of the Plan;

                    to approve one or more forms of Option Agreement;

                    to  amend,  modify,   extend,   cancel,  renew,  reprice  or
               otherwise adjust the exercise price of, or grant a new Option in substitution for, any Option or to waive any restrictions or conditions applicable to any Option or any shares acquired upon the exercise thereof;

                    to accelerate,  continue, extend or defer the exercisability of any Option or the vesting of any shares acquired upon the exercise thereof, including with respect to the period following an Optionee's termination of Service with the Participating Company Group;

                    to  prescribe,   amend  or  rescind  rules,  guidelines  and
               policies relating to the Plan, or to adopt supplements to, or alternative versions of, the Plan, including, without limitation, as the Board deems necessary or desirable to comply with the laws of, or to accommodate the tax policy or custom of, foreign jurisdictions whose citizens may be granted Options; and

                    to correct any defect,  supply any omission or reconcile any inconsistency in the Plan or any Option Agreement and to make all other determinations and take such other actions with respect to the Plan or any Option as the Board may deem advisable to the extent consistent with the Plan and applicable law.

                             Shares Subject to Plan.

Maximum Number of Shares Issuable. Subject to adjustment as provided in Section 4.2, the maximum aggregate number of shares of Stock that may be issued under the Plan shall be two million nine hundred thousand (2,900,000) and shall consist of authorized but unissued or reacquired shares of Stock or any combination thereof. If an outstanding Option for any reason expires or is terminated or canceled or if shares of Stock are acquired upon the exercise of an Option subject to a Company repurchase option and are repurchased by the Company at the Optionee's exercise price, the shares of Stock allocable to the unexercised portion of such Option or such repurchased shares of Stock shall again be available for issuance under the Plan.

Adjustments for Changes in Capital Structure. In the event of any stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification or similar change in the capital structure of the Company, appropriate adjustments shall be made in the number and class of shares subject to the Plan and to any outstanding Options, in the Section 162(m) Grant Limit set forth in Section 5.4, and in the exercise price per share of any outstanding Options. If a majority of the shares which are of the same class as the shares that are subject to outstanding Options are exchanged for, converted into, or otherwise become (whether or not pursuant to an Ownership Change Event, as defined in Section 8.1) shares of another corporation (the "New Shares"), the Board may unilaterally amend the outstanding Options to provide that such Options are exercisable for New Shares. In the event of any such amendment, the number of shares subject to, and the exercise price per share of, the outstanding Options shall be adjusted in a fair and equitable manner as determined by the Board, in its discretion. Notwithstanding the foregoing, any fractional share resulting from an adjustment pursuant to this Section 4.2 shall be rounded down to the nearest whole number, and in no event may the exercise price of any Option be decreased to an amount less than the par value, if any, of the stock subject to the Option. The adjustments determined by the Board pursuant to this Section 4.2 shall be final, binding and conclusive.

                       Eligibility and Option Limitations.

Persons Eligible for Options. Options may be granted only to Employees, Consultants and Directors. For purposes of the foregoing sentence, "Employees," "Consultants" and "Directors" shall include prospective Employees, prospective Consultants and prospective Directors to whom Options are granted in connection with written offers of employment or other service relationship with the Participating Company Group. Eligible persons may be granted more than one (1) Option.

Option Grant Restrictions. Any person who is not an Employee on the effective date of the grant of an Option to such person may be granted only a Nonstatutory Stock Option. An Incentive Stock Option granted to a prospective Employee upon the condition that such person become an Employee shall be deemed granted effective on the date such person commences service as an Employee with a Participating Company, with an exercise price determined as of such date in accordance with Section 6.1.

Fair Market Value Limitation. To the extent that options designated as Incentive Stock Options (granted under all stock option plans of the Participating Company Group, including the Plan) become exercisable by an Optionee for the first time during any calendar year for stock having an aggregate Fair Market Value greater than One Hundred Thousand Dollars ($100,000), the portion of such options which exceeds such amount shall be treated as Nonstatutory Stock Options. For purposes of this Section 5.3, options designated as Incentive Stock Options shall be taken into account in the order in which they were granted, and the Fair Market Value of stock shall be determined as of the time the option with respect to such stock is granted. If the Code is amended to provide for a different limitation from that set forth in this Section 5.3, such different limitation shall be deemed incorporated herein effective as of the date and with respect to such Options as required or permitted by such amendment to the Code. If an Option is treated as an Incentive Stock Option in part and as a Nonstatutory Stock Option in part by reason of the limitation set forth in this Section 5.3, the Optionee may designate which portion of such Option the Optionee is exercising. In the absence of such designation, the Optionee shall be deemed to have exercised the Incentive Stock Option portion of the Option first. Separate certificates representing each such portion shall be issued upon the exercise of the Option.

Section 162(m) Grant Limit. Subject to adjustment as provided in Section 4.2, no Employee shall be granted one or more Options within any calendar year which in the aggregate are for the purchase of more than one hundred thousand (100,000) shares (the "Section 162(m) Grant Limit"). An Option which is canceled in the same calendar year in which it was granted shall continue to be counted against the Section 162(m) Grant Limit for such period.

                        Terms and Conditions of Options.

Options shall be evidenced by Option Agreements specifying the number of shares of Stock covered thereby, in such form as the Board shall from time to time establish. No Option or purported Option shall be a valid and binding obligation of the Company unless evidenced by a fully executed Option Agreement. Option Agreements may incorporate all or any of the terms of the Plan by reference and shall comply with and be subject to the following terms and conditions:

Exercise Price. The exercise price for each Option shall be established in the discretion of the Board; provided, however, that (a) the exercise price per share for an Incentive Stock Option shall be not less than the Fair Market Value of a share of Stock on the effective date of grant of the Option, (b) the exercise price per share for a Nonstatutory Stock Option shall be not less than eighty-five percent (85%) of the Fair Market Value of a share of Stock on the effective date of grant of the Option, and (c) no Incentive Stock Option granted to a Ten Percent Owner Optionee shall have an exercise price per share less than one hundred ten percent (110%) of the Fair Market Value of a share of Stock on the effective date of grant of the Option. Notwithstanding the foregoing, an Option (whether an Incentive Stock Option or a Nonstatutory Stock Option) may be granted with an exercise price lower than the minimum exercise price set forth above if such Option is granted pursuant to an assumption or substitution for another option in a manner qualifying under the provisions of Section 424(a) of the Code.

Exercise Period. Options shall be exercisable at such time or times, or upon such event or events, and subject to such terms, conditions, performance criteria, and restrictions as shall be determined by the Board and set forth in the Option Agreement evidencing such Option; provided, however, that (a) no Option shall be exercisable after the expiration of ten (10) years after the effective date of grant of such Option, (b) no Incentive Stock Option granted to a Ten Percent Owner Optionee shall be exercisable after the expiration of five
(5) years after the effective date of grant of such Option, and (c) no Option granted to a prospective Employee, prospective Consultant or prospective Director may become exercisable prior to the date on which such person commences Service with a Participating Company. Subject to the foregoing, unless otherwise specified by the Board in the grant of an Option, any Option granted hereunder shall have a term of ten (10) years from the effective date of grant of the Option.

Payment of Exercise Price.

Forms of Consideration Authorized. Except as otherwise provided below, payment of the exercise price for the number of shares of Stock being purchased pursuant to any Option shall be made (i) in cash, by check or cash equivalent, (ii) by tender to the Company, or attestation to the ownership, of shares of Stock owned by the Optionee having a Fair Market Value (as determined by the Company without regard to any restrictions on transferability applicable to such stock by reason of federal or state securities laws or agreements with an underwriter for the Company) not less than the exercise price, (iii) by the assignment of the proceeds of a sale or loan with respect to some or all of the shares being acquired upon the exercise of the Option (including, without limitation, through an exercise complying with the provisions of Regulation T as promulgated from time to time by the Board of Governors of the Federal Reserve System) (a "Cashless Exercise"), (iv) provided that the Optionee is an Employee, by cash for a portion of the aggregate exercise price not less than the par value of the shares being acquired and the Optionee's promissory note in a form approved by the Company for the balance of the aggregate exercise price, (v) by such other consideration as may be approved by the Board from time to time to the extent permitted by applicable law, or (vi) by any combination thereof. The Board may at any time or from time to time, by adoption of or by amendment to the standard forms of Option Agreement described in Section 7, or by other means, grant Options which do not permit all of the foregoing forms of consideration to be used in payment of the exercise price or which otherwise restrict one or more forms of consideration.

Limitations on Forms of Consideration.

Tender of Stock. Notwithstanding the foregoing, an Option may not be exercised by tender to the Company, or attestation to the ownership, of shares of Stock to the extent such tender or attestation would constitute a violation of the provisions of any law, regulation or agreement restricting the redemption of the Company's stock. Unless otherwise provided by the Board, an Option may not be exercised by tender to the Company, or attestation to the ownership, of shares of Stock unless such shares either have been owned by the Optionee for more than six (6) months or were not acquired, directly or indirectly, from the Company.

Cashless Exercise. The Company reserves, at any and all times, the right, in the Company's sole and absolute discretion, to establish, decline to approve or terminate any program or procedures for the exercise of Options by means of a Cashless Exercise.

Payment by Promissory Note. No promissory note shall be permitted if the exercise of an Option using a promissory note would be a violation of any law. Any permitted promissory note shall be on such terms as the Board shall determine at the time the Option is granted. The Board shall have the authority to permit or require the Optionee to secure any promissory note used to exercise an Option with the shares of Stock acquired upon the exercise of the Option or with other collateral acceptable to the Company. Unless otherwise provided by the Board, if the Company at any time is subject to the regulations promulgated by the Board of Governors of the Federal Reserve System or any other governmental entity affecting the extension of credit in connection with the Company's securities, any promissory note shall comply with such applicable regulations, and the Optionee shall pay the unpaid principal and accrued interest, if any, to the extent necessary to comply with such applicable regulations.

Tax Withholding. The Company shall have the right, but not the obligation, to deduct from the shares of Stock issuable upon the exercise of an Option, or to accept from the Optionee the tender of, a number of whole shares of Stock having a Fair Market Value, as determined by the Company, equal to all or any part of the federal, state, local and foreign taxes, if any, required by law to be withheld by the Participating Company Group with respect to such Option or the shares acquired upon the exercise thereof. Alternatively or in addition, in its discretion, the Company shall have the right to require the Optionee, through payroll withholding, cash payment or otherwise, including by means of a Cashless Exercise, to make adequate provision for any such tax withholding obligations of the Participating Company Group arising in connection with the Option or the shares acquired upon the exercise thereof. The Company shall have no obligation to deliver shares of Stock until the Participating Company Group's tax withholding obligations have been satisfied by the Optionee.

Effect of Termination of Service.

Option Exercisability. Subject to earlier termination of the Option as otherwise provided herein and unless otherwise provided by the Board in the grant of an Option and set forth in the Option Agreement, an Option shall be exercisable after an Optionee's termination of Service as follows:

Disability. If the Optionee's Service with the Participating Company Group is terminated because of the Disability of the Optionee, the Option, to the extent unexercised and exercisable on the date on which the Optionee's Service terminated, may be exercised by the Optionee (or the Optionee's guardian or legal representative) at any time prior to the expiration of twelve (12) months after the date on which the Optionee's Service terminated, but in any event no later than the date of expiration of the Option's term as set forth in the Option Agreement evidencing such Option (the "Option Expiration Date").

Death. If the Optionee's Service with the Participating Company Group is terminated because of the death of the Optionee, the Option, to the extent unexercised and exercisable on the date on which the Optionee's Service terminated, may be exercised by the Optionee's legal representative or other person who acquired the right to exercise the Option by reason of the Optionee's death at any time prior to the expiration of twelve (12) months after the date on which the Optionee's Service terminated, but in any event no later than the Option Expiration Date. The Optionee's Service shall be deemed to have terminated on account of death if the Optionee dies within thirty (30) days after the Optionee's termination of Service.

Termination After Change in Control. If the Optionee's Service with the Participating Company Group ceases as a result of Termination After Change in Control (as defined below), then (1) the Option, to the extent unexercised on the date on which the Optionee's Service terminated, may be exercised by the Optionee (or the Optionee's guardian or legal representative) at any time prior to the expiration of six (6) months after the date on which the Optionee's Service terminated, but in any event no later than the Option Expiration Date, and (2) the Option shall become immediately exercisable and vested in full as of the date on which the Optionee's Service terminated. Notwithstanding the foregoing, if it is determined that the provisions or operation of this Section 6.5(a)(iii) would preclude treatment of a Change in Control as a "pooling-of-interests" for accounting purposes and provided further that in the absence of the preceding sentence such Change in Control would be treated as a "pooling-of-interests" for accounting purposes, then this Section 6.5(a)(iii) shall be void ab initio, and the vesting and exercisability of the Option shall be determined under any other applicable provision of the Plan or the Option Agreement evidencing such Option.

Other Termination of Service. If the Optionee's Service with the Participating Company Group terminates for any reason, except Disability, death or Termination After Change in Control, the Option, to the extent unexercised and exercisable by the Optionee on the date on which the Optionee's Service terminated, may be exercised by the Optionee within thirty (30) days (or such longer or shorter period of time as determined by the Board, in its discretion) after the date on which the Optionee's Service terminated, but in any event no later than the Option Expiration Date.

Extension if Exercise Prevented by Law. Notwithstanding the foregoing, if the exercise of an Option within the applicable time periods set forth in Section 6.5(a) is prevented by the provisions of Section 11 below, the Option shall remain exercisable until thirty (30) days after the date the Optionee is notified by the Company that the Option is exercisable, but in any event no later than the Option Expiration Date.

Extension if Optionee Subject to Section 16(b). Notwithstanding the foregoing, if a sale within the applicable time periods set forth in Section 6.5(a) of shares acquired upon the exercise of the Option would subject the Optionee to suit under Section 16(b) of the Exchange Act, the Option shall remain exercisable until the earliest to occur of (i) the tenth (10th) day following the date on which a sale of such shares by the Optionee would no longer be subject to such suit, (ii) the one hundred and ninetieth (190th) day after the Optionee's termination of Service, or (iii) the Option Expiration Date.

     Certain Definitions. The following terms shall have their respective meanings set forth below:

     "Termination After Change in Control" shall mean either of the following events occurring within twelve (12) months after a Change in Control:


     (1) termination by the Participating Company Group of the Optionee's Service with the Participating Company Group for any reason other than for Cause (as defined below); or

     (2) the Optionee's resignation for Good Reason (as defined below) from all capacities in which the Optionee is then rendering Service to the Participating Company Group within a reasonable period of time following the event constituting Good Reason.

     Notwithstanding any provision herein to the contrary, Termination After Change in Control shall not include any termination of the Optionee's Service with the Participating Company Group which (1) is for Cause (as defined below);
(2) is a result of the Optionee's death or disability; (3) is a result of the Optionee's voluntary termination of Service other than for Good Reason; or (4) occurs prior to the effectiveness of a Change in Control.

     "Cause" shall mean any of the following: (1) the Optionee's theft, dishonesty, or falsification of any Participating Company documents or records;
(2) the Optionee's improper use or disclosure of a Participating Company's confidential or proprietary information; (3) the Optionee's failure or inability to perform any reasonable assigned duties after written notice from the Participating Company Group of, and a reasonable opportunity to cure, such failure or inability; (4) any material breach by the Optionee of any employment agreement between the Optionee and the Participating Company Group, which breach is not cured pursuant to the terms of such agreement; or (5) the Optionee's conviction (including any plea of guilty or nolo contendere) of any criminal act which impairs the Optionee's ability to perform his or her duties with the Participating Company Group.

           "Good Reason" shall mean any one or more of the following:

     (1) without the Optionee's consent, any limitations of the Optionee's responsibilities, substantially inconsistent with the Optionee's positions, duties, responsibilities and status with the Participating Company Group immediately prior to the date of the Change in Control;

     (2) without the Optionee's consent, the relocation of the principal place of the Optionee's employment to a location that is more than fifty (50) miles from the Optionee's principal place of employment immediately prior to the date of the Change in Control;

     (3) any failure by the Participating Company Group to pay, or any material reduction by the Participating Company Group of, (A) the Optionee's base salary in effect immediately prior to the date of the Change in Control (unless reductions comparable in amount and duration are concurrently made for all other employees of the Participating Company Group with responsibilities, organizational level and title comparable to the Optionee's), or (B) the Optionee's bonus compensation, if any, in effect immediately prior to the date of the Change in Control (unless reductions comparable in amount and duration are concurrently made for all other employees of the Participating Company Group with responsibilities, organizational level and title comparable to the Optionee's, and subject to applicable performance requirements with respect to the actual amount of bonus compensation earned by the Optionee); or

     (4) any failure by the Participating Company Group to (A) continue to provide the Optionee with the opportunity to participate, on terms not materially less favorable than those in effect for the benefit of any employee group which customarily includes a person holding the employment position or a comparable position with the Participating Company Group then held by the Optionee, in any benefit or compensation plans and programs, including, but not limited to, the Participating Company Group's life, disability, health, dental, medical, savings, profit sharing, stock purchase and retirement plans, if any, in which the Optionee was participating immediately prior to the date of the Change in Control, or their equivalent, or (B) provide the Optionee with substantially all other fringe benefits (or their equivalent) from time to time in effect for the benefit of any employee group which customarily includes a person holding the employment position or a comparable position with the Participating Company Group then held by the Optionee.

Standard Forms of Option Agreement.

Incentive Stock Options. Unless otherwise provided by the Board at the time the Option is granted, an Option designated as an "Incentive Stock Option" shall comply with and be subject to the terms and conditions set forth in such form of Incentive Stock Option Agreement as may be adopted by the Board and as amended from time to time.

Nonstatutory Stock Option Agreement. Unless otherwise provided by the Board at the time the Option is granted, an Option designated as a "Nonstatutory Stock Option" shall comply with and be subject to the terms and conditions set forth in the appropriate form of Nonstatutory Stock Option Agreement adopted by the Board concurrently with its adoption of the Plan and as amended from time to time.

Authority to Vary Terms. The Board shall have the authority from time to time to vary the terms of any of the standard forms of Option Agreement described in this Section 7 either in connection with the grant or amendment of an individual Option or in connection with the authorization of a new standard form or forms; provided, however, that the terms and conditions of any such new, revised or amended standard form or forms of Option Agreement are not inconsistent with the terms of the Plan.

                               Change in Control.

     Definitions. The following terms shall have their respective meanings set forth below:

     An "Ownership Change Event" shall be deemed to have occurred if any of the following occurs with respect to the Company: (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than fifty percent (50%) of the voting stock of the Company;
(ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company; or (iv) a liquidation or dissolution of the Company.

     A "Change in Control" shall mean an Ownership Change Event or a series of related Ownership Change Events (collectively, the "Transaction") wherein the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction, in substantially the same proportions as their ownership of shares of the Company's voting stock immediately before the Transaction, direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding voting stock of the Company or the corporation or corporations to which the assets of the Company were transferred (the "Transferee Corporation(s)"), as the case may be. For purposes of the preceding sentence, indirect beneficial ownership shall include, without limitation, an interest resulting from ownership of the voting stock of one or more corporations which, as a result of the Transaction, own the Company or the Transferee Corporation(s), as the case may be, either directly or through one or more subsidiary corporations. The Board shall have the right to determine whether multiple sales or exchanges of the voting stock of the Company or multiple Ownership Change Events are related, and its determination shall be final, binding and conclusive.

     Effect of Change in Control on Options. In the event of a Change in Control, the surviving, continuing, successor, or purchasing corporation or parent corporation thereof, as the case may be (the "Acquiring Corporation"), may either assume the Company's rights and obligations under outstanding Options or substitute for outstanding Options substantially equivalent options for the Acquiring Corporation's stock. For purposes of this Section 8.2, an Option shall be deemed assumed if, following the Change in Control, the Option confers the right to purchase in accordance with its terms and conditions, for each share of Stock subject to the Option immediately prior to the Change in Control, the consideration (whether stock, cash or other securities or property) to which a holder of a share of Stock on the effective date of the Change in Control was entitled. In the event the Acquiring Corporation elects not to assume or substitute for outstanding Options in connection with a Change in Control, any unexercisable or unvested portions of outstanding Options held by Optionees whose Service has not terminated prior to such date shall be immediately exercisable and vested in full as of the date ten (10) days prior to the date of the Change in Control. The exercise or vesting of any Option that was permissible solely by reason of this Section 8.2 shall be conditioned upon the consummation of the Change in Control. Any Options which are neither assumed or substituted for by the Acquiring Corporation in connection with the Change in Control nor exercised as of the date of the Change in Control shall terminate and cease to be outstanding effective as of the date of the Change in Control. Notwithstanding the foregoing, if the corporation the stock of which is subject to the outstanding Options immediately prior to an Ownership Change Event described in Section 8.1(a)(i) constituting a Change in Control is the surviving or continuing corporation and immediately after such Ownership Change Event less than fifty percent (50%) of the total combined voting power of its voting stock is held by another corporation or by other corporations that are members of an affiliated group within the meaning of Section 1504(a) of the Code without regard to the provisions of Section 1504(b) of the Code, the outstanding Options shall not terminate unless the Board otherwise provides in its discretion.

                            Provision of Information.

     Each Optionee shall be given access to information concerning the Company equivalent to that information generally made available to the Company's common stockholders.

                           Transferability of Options.
     During the lifetime of the Optionee, an Option shall be exercisable only by the Optionee or the Optionee's guardian or legal representative. No Option shall be assignable or transferable by the Optionee, except by will or by the laws of descent and distribution. Notwithstanding the foregoing, a Nonstatutory Stock Option shall be assignable or transferable to the extent permitted by the Board and set forth in the Option Agreement evidencing such Option.

                         Compliance with Securities Law.

     The grant of Options and the issuance of shares of Stock upon exercise of Options shall be subject to compliance with all applicable requirements of federal, state or foreign law with respect to such securities. Options may not be exercised if the issuance of shares of Stock upon exercise would constitute a violation of any applicable federal, state or foreign securities laws or other law or regulations or the requirements of any stock exchange or market system upon which the Stock may then be listed. In addition, no Option may be exercised unless (a) a registration statement under the Securities Act shall at the time of exercise of the Option be in effect with respect to the shares issuable upon exercise of the Option or (b) in the opinion of legal counsel to the Company, the shares issuable upon exercise of the Option may be issued in accordance with the terms of an applicable exemption from the registration requirements of the Securities Act. The inability of the Company to obtain from any regulatory body having jurisdiction the authority, if any, deemed by the Company's legal counsel to be necessary to the lawful issuance and sale of any shares hereunder shall relieve the Company of any liability in respect of the failure to issue or sell such shares as to which such requisite authority shall not have been obtained. As a condition to the exercise of any Option, the Company may require the Optionee to satisfy any qualifications that may be necessary or appropriate, to evidence compliance with any applicable law or regulation and to make any representation or warranty with respect thereto as may be requested by the Company.

                                Indemnification.

     In addition to such other rights of indemnification as they may have as members of the Board or officers or employees of the Participating Company Group, members of the Board and any officers or employees of the Participating Company Group to whom authority to act for the Board or the Company is delegated shall be indemnified by the Company against all reasonable expenses, including attorneys' fees, actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan, or any right granted hereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such person is liable for gross negligence, bad faith or intentional misconduct in duties; provided, however, that within sixty (60) days after the institution of such action, suit or proceeding, such person shall offer to the Company, in writing, the opportunity at its own expense to handle and defend the same.

                        Termination or Amendment of Plan.

     The Board may terminate or amend the Plan at any time. However, subject to changes in applicable law, regulations or rules that would permit otherwise, without the approval of the Company's stockholders, there shall be (a) no increase in the maximum aggregate number of shares of Stock that may be issued under the Plan (except by operation of the provisions of Section 4.2), (b) no change in the class of persons eligible to receive Incentive Stock Options, and
(c) no other amendment of the Plan that would require approval of the Company's shareholders under any applicable law, regulation or rule. No termination or amendment of the Plan shall affect any then outstanding Option unless expressly provided by the Board. In any event, no termination or amendment of the Plan may adversely affect any then outstanding Option without the consent of the Optionee, unless such termination or amendment is required to enable an Option designated as an Incentive Stock Option to qualify as an Incentive Stock Option or is necessary to comply with any applicable law, regulation or rule.

IN WITNESS WHEREOF, the undersigned Secretary of the Company certifies that the foregoing sets forth the CIDCO Incorporated Second Amended and Restated 1993 Stock Option Plan as amended by the Board through October 14, 1998.



------------------------------------

                                       36
Exhibit 10.31

                               CIDCO INCORPORATED
                              AMENDED AND RESTATED
                       1998 nonstatutory STOCK OPTION PLAN
                     (As Amended Effective October 14, 1998)

                    Establishment, Purpose and Term of Plan.

Establishment. The CIDCO Incorporated 1998 Nonstatutory Stock Option Plan was initially established effective April 14, 1998 (the "Initial Plan"). The Initial Plan is hereby amended and restated in its entirety as the CIDCO Incorporated Amended and Restated 1998 Nonstatutory Stock Option Plan effective as of October 14, 1998 (the "Effective Date"). Notwithstanding any provision herein to the contrary, each Option granted prior to the Effective Date shall continue to be governed by the terms of the Initial Plan as in effect at the time such Option was granted, except to the extent that the Option is otherwise amended in writing as provided by the Plan.

Purpose. The purpose of the Plan is to advance the interests of the Participating Company Group and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Participating Company Group and by motivating such persons to contribute to the growth and profitability of the Participating Company Group.

Term of Plan. The Plan shall continue in effect until the earlier of its termination by the Board or the date on which all of the shares of Stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms of the Plan and the agreements evidencing Options granted under the Plan have lapsed.

                          Definitions and Construction.

     Definitions. Whenever used herein, the following terms shall have their respective meanings set forth below:

     "Board" means the Board of Directors of the Company. If one or more Committees have been appointed by the Board to administer the Plan, "Board" also means such Committee(s).

     "Code" means the Internal Revenue Code of 1986, as amended, and any applicable regulations promulgated thereunder.

     "Committee" means the Compensation Committee, Stock Option Committee or other committee of the Board duly appointed to administer the Plan and having such powers as shall be specified by the Board. Unless the powers of the Committee have been specifically limited, the Committee shall have all of the powers of the Board granted herein, including, without limitation, the power to amend or terminate the Plan at any time, subject to the terms of the Plan and any applicable limitations imposed by law.

     "Company"  means  CIDCO  Incorporated,   a  Delaware  corporation,  or  any
successor corporation thereto.

     "Consultant"  means  any  person,   including  an  advisor,  engaged  by  a
Participating Company to render services other than as an Employee or a Director.

     "Director" means a member of the Board.

     "Disability" means the permanent and total disability of the Optionee within the meaning of Section 22(e)(3) of the Code.

     "Employee" means any person treated as an employee in the records of a Participating Company; provided, however, that neither service as a Director nor payment of a director's fee shall be sufficient to constitute employment for purposes of the Plan.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     "Fair Market Value" means, as of any date, the value of a share of Stock or other property as determined by the Board, in its discretion, or by the Company, in its discretion, if such determination is expressly allocated to the Company herein, subject to the following:

   If, on such date, the Stock is listed on a national or regional securities exchange or market system, the Fair Market Value of a share of Stock shall be the closing sale price of a share of Stock (or the mean of the closing bid and asked prices of a share of
  Stock if the Stock is so quoted  instead)  as  quoted on the  Nasdaq  National
    Market, The Nasdaq SmallCap Market or such other national or regional securities exchange or market system constituting the primary market for the Stock, as reported in the Wall Street Journal or such other source as the Company deems reliable. If the relevant date does not fall on a day on which the Stock has traded on such securities exchange or market system, the date on which the Fair Market Value shall be established shall be the last day on which the Stock was so traded prior to the relevant date, or such other appropriate day as shall be determined by the Board, in its discretion.

  If, on such date, there is no public market for the Stock, the Fair Market Value of a share of Stock shall be as determined by the Board without regard to any restriction other than a restriction which, by its terms, will never lapse.

     "Nonstatutory Stock Option" means an Option not intended to be an incentive stock option within the meaning of Section 422(b) of the Code.

     "Option" means a right to purchase Stock (subject to adjustment as provided in Section 4.2) pursuant to the terms and conditions of the Plan. All Options shall be Nonstatutory Stock Options.

     "Option Agreement" means a written agreement between the Company and an Optionee setting forth the terms, conditions and restrictions of the Option granted to the Optionee and any shares acquired upon the exercise thereof.

     "Optionee" means a person who has been granted one or more Options.

     "Parent Corporation" means any present or future "parent corporation" of the Company, as defined in Section 424(e) of the Code.

     "Participating Company" means the Company or any Parent Corporation or Subsidiary Corporation.

     "Participating Company Group" means, at any point in time, all corporations collectively which are then Participating Companies.

     "Securities Act" means the Securities Act of 1933, as amended.

     "Service" means an Optionee's employment or service with the Participating Company Group, whether in the capacity of an Employee, a Director or a Consultant. An Optionee's Service shall not be deemed to have terminated merely because of a change in the capacity in which the Optionee renders Service to the Participating Company Group or a change in the Participating Company for which the Optionee renders such Service, provided that there is no interruption or termination of the Optionee's Service. Furthermore, an Optionee's Service with the Participating Company Group shall not be deemed to have terminated if the Optionee takes any military leave, sick leave, or other bona fide leave of absence approved by the Company. Notwithstanding the foregoing, unless otherwise designated by the Company or required by law, a leave of absence shall not be treated as Service for purposes of determining vesting under the Optionee's
Option Agreement. An Optionee's Service shall be deemed to have terminated either upon an actual termination of Service or upon the corporation for which the Optionee performs Service ceasing to be a Participating Company. Subject to the foregoing, the Company, in its discretion, shall determine whether an Optionee's Service has terminated and the effective date of such termination.

     "Stock" means the common stock of the Company, as adjusted from time to time in accordance with Section 4.2.

     "Subsidiary   Corporation"   means  any   present  or  future   "subsidiary
corporation" of the Company, as defined in Section 424(f) of the Code.

Construction. Captions and titles contained herein are for convenience only and shall not affect the meaning or interpretation of any provision of the Plan. Except when otherwise indicated by the context, the singular shall include the plural and the plural shall include the singular. Use of the term "or" is not intended to be exclusive, unless the context clearly requires otherwise.

                                 Administration.

Administration by the Board. The Plan shall be administered by the Board. All questions of interpretation of the Plan or of any Option shall be determined by the Board, and such determinations shall be final and binding upon all persons having an interest in the Plan or such Option.

Authority of Officers. Any officer of a Participating Company shall have the authority to act on behalf of the Company with respect to any matter, right, obligation, determination or election which is the responsibility of or which is allocated to the Company herein, provided the officer has apparent authority with respect to such matter, right, obligation, determination or election.

Powers of the Board. In addition to any other powers set forth in the Plan and subject to the provisions of the Plan, the Board shall have the full and final power and authority, in its discretion:

     to determine the persons to whom, and the time or times at which, Options shall be granted and the number of shares of Stock to be subject to each Option;

     to determine the Fair Market Value of shares of Stock or other property;

     to determine the terms, conditions and restrictions applicable to each Option (which need not be identical) and any shares acquired upon the exercise thereof, including, without limitation, (i) the exercise price of the Option,
(ii) the method of payment for shares purchased upon the exercise of the Option,
(iii) the method for satisfaction of any tax withholding obligation arising in connection with the Option or such shares, including by the withholding or delivery of shares of stock, (iv) the timing, terms and conditions of the exercisability of the Option or the vesting of any shares acquired upon the exercise thereof, (v) the time of the expiration of the Option, (vi) the effect of the Optionee's termination of Service with the Participating Company Group on any of the foregoing, and (vii) all other terms, conditions and restrictions applicable to the Option or such shares not inconsistent with the terms of the Plan;

     to approve one or more forms of Option Agreement;

     to amend, modify, extend, cancel, renew, reprice or otherwise adjust the exercise price of, or grant a new Option in substitution for, any Option or to waive any restrictions or conditions applicable to any Option or any shares acquired upon the exercise thereof;

     to accelerate, continue, extend or defer the exercisability of any Option or the vesting of any shares acquired upon the exercise thereof, including with respect to the period following an Optionee's termination of Service with the Participating Company Group;

     to prescribe, amend or rescind rules, guidelines and policies relating to the Plan, or to adopt supplements to, or alternative versions of, the Plan, including, without limitation, as the Board deems necessary or desirable to comply with the laws of, or to accommodate the tax policy or custom of, foreign jurisdictions whose citizens may be granted Options; and

     to correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Option Agreement and to make all other determinations and take such other actions with respect to the Plan or any Option as the Board may deem advisable to the extent consistent with the Plan and applicable law.

                             Shares Subject to Plan.

Maximum Number of Shares Issuable. Subject to adjustment as provided in Section 4.2, the maximum aggregate number of shares of Stock that may be issued under the Plan shall be four hundred thousand (400,000) and shall consist of authorized but unissued or reacquired shares of Stock or any combination thereof. If an outstanding Option for any reason expires or is terminated or canceled or if shares of Stock are acquired upon the exercise of an Option subject to a Company repurchase option and are repurchased by the Company at the Optionee's exercise price, the shares of Stock allocable to the unexercised portion of such Option or such repurchased shares of Stock shall again be available for issuance under the Plan.

Adjustments for Changes in Capital Structure. In the event of any stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification or similar change in the capital structure of the Company, appropriate adjustments shall be made in the number and class of shares subject to the Plan and to any outstanding Options and in the exercise price per share of any outstanding Options. If a majority of the shares which are of the same class as the shares that are subject to outstanding Options are exchanged for, converted into, or otherwise become (whether or not pursuant to an Ownership Change Event, as defined in Section 8.1) shares of another corporation (the "New Shares"), the Board may unilaterally amend the outstanding Options to provide that such Options are exercisable for New Shares. In the event of any such amendment, the number of shares subject to, and the exercise price per share of, the outstanding Options shall be adjusted in a fair and equitable manner as determined by the Board, in its discretion. Notwithstanding the foregoing, any fractional share resulting from an adjustment pursuant to this Section 4.2 shall be rounded down to the nearest whole number, and in no event may the exercise price of any Option be decreased to an amount less than the par value, if any, of the stock subject to the Option. The adjustments determined by the Board pursuant to this Section 4.2 shall be final, binding and conclusive.

                       Eligibility and Option Limitations.

Persons Eligible for Options. Options may be granted only to Employees and Consultants. For purposes of the foregoing sentence, "Employees" and "Consultants" shall include prospective Employees and prospective Consultants to whom Options are granted in connection with written offers of employment or other service relationship with the Participating Company Group. However, notwithstanding any other provision herein to the contrary, no person shall be eligible to be granted an Option under the Plan whose eligibility would require approval of the Plan by the stockholders of the Company under any law or regulation or the rules of any stock exchange or market system upon which the Stock may then be listed. If not inconsistent with any such law, regulation or rule, an Option may be granted to a person, not previously employed by a Participating Company, as an inducement essential to entering into an employment contract with the Participating Company. Eligible persons may be granted more than one (1) Option.

     Options Authorized. Options granted under the Plan may only be Nonstatutory Stock Options.

     Terms and Conditions of Options. Options shall be evidenced by Option Agreements specifying the number of shares of Stock covered thereby, in such form as the Board shall from time to time establish. No Option or purported Option shall be a valid and binding obligation of the Company unless evidenced by a fully executed Option Agreement. Option Agreements may incorporate all or any of the terms of the Plan by reference and shall comply with and be subject to the following terms and conditions:

     Exercise Price. The exercise price for each Option shall be established in the discretion of the Board; provided, however, that the exercise price per share shall be not less than eighty-five percent (85%) of the Fair Market Value of a share of Stock on the effective date of grant of the Option. Notwithstanding the foregoing, an Option may be granted with an exercise price lower than the minimum exercise price set forth above if such Option is granted pursuant to an assumption or substitution for another option in the manner described in Section 424(a) of the Code.

     Exercise Period. Options shall be exercisable at such time or times, or upon such event or events, and subject to such terms, conditions, performance criteria, and restrictions as shall be determined by the Board and set forth in the Option Agreement evidencing such Option; provided, however, that (a) no Option shall be exercisable after the expiration of ten (10) years after the effective date of grant of such Option and (b) no Option granted to a prospective Employee or prospective Consultant may become exercisable prior to the date on which such person commences Service with a Participating Company. Subject to the foregoing, unless otherwise specified by the Board in the grant of an Option, any Option granted hereunder shall have a term of ten (10) years from the effective date of grant of the Option.

Payment of Exercise Price.

Forms of Consideration Authorized. Except as otherwise provided below, payment of the exercise price for the number of shares of Stock being purchased pursuant to any Option shall be made (i) in cash, by check or cash equivalent, (ii) by tender to the Company, or attestation to the ownership, of shares of Stock owned by the Optionee having a Fair Market Value (as determined by the Company without regard to any restrictions on transferability applicable to such stock by reason of federal or state securities laws or agreements with an underwriter for the Company) not less than the exercise price, (iii) by the assignment of the proceeds of a sale or loan with respect to some or all of the shares being acquired upon the exercise of the Option (including, without limitation, through an exercise complying with the provisions of Regulation T as promulgated from time to time by the Board of Governors of the Federal Reserve System) (a "Cashless Exercise"), (iv) provided that the Optionee is an Employee, by cash for a portion of the aggregate exercise price not less than the par value of the shares being acquired and the Optionee's promissory note in a form approved by the Company for the balance of the aggregate exercise price, (v) by such other consideration as may be approved by the Board from time to time to the extent permitted by applicable law, or (vi) by any combination thereof. The Board may at any time or from time to time, by adoption of or by amendment to the standard forms of Option Agreement described in Section 7, or by other means, grant Options which do not permit all of the foregoing forms of consideration to be used in payment of the exercise price or which otherwise restrict one or more forms of consideration.

Limitations on Forms of Consideration.

     Tender of Stock. Notwithstanding the foregoing, an Option may not be exercised by tender to the Company, or attestation to the ownership, of shares of Stock to the extent such tender or attestation would constitute a violation of the provisions of any law, regulation or agreement restricting the redemption of the Company's stock. Unless otherwise provided by the Board, an Option may not be exercised by tender to the Company, or attestation to the ownership, of shares of Stock unless such shares either have been owned by the Optionee for more than six (6) months or were not acquired, directly or indirectly, from the Company.

     Cashless Exercise. The Company reserves, at any and all times, the right, in the Company's sole and absolute discretion, to establish, decline to approve or terminate any program or procedures for the exercise of Options by means of a Cashless Exercise.

     Payment by Promissory Note. No promissory note shall be permitted if the exercise of an Option using a promissory note would be a violation of any law. Any permitted promissory note shall be on such terms as the Board shall determine at the time the Option is granted. The Board shall have the authority to permit or require the Optionee to secure any promissory note used to exercise an Option with the shares of Stock acquired upon the exercise of the Option or with other collateral acceptable to the Company. Unless otherwise provided by the Board, if the Company at any time is subject to the regulations promulgated by the Board of Governors of the Federal Reserve System or any other governmental entity affecting the extension of credit in connection with the Company's securities, any promissory note shall comply with such applicable regulations, and the Optionee shall pay the unpaid principal and accrued interest, if any, to the extent necessary to comply with such applicable regulations.

     Tax Withholding. The Company shall have the right, but not the obligation, to deduct from the shares of Stock issuable upon the exercise of an Option, or to accept from the Optionee the tender of, a number of whole shares of Stock having a Fair Market Value, as determined by the Company, equal to all or any part of the federal, state, local and foreign taxes, if any, required by law to be withheld by the Participating Company Group with respect to such Option or the shares acquired upon the exercise thereof. Alternatively or in addition, in its discretion, the Company shall have the right to require the Optionee, through payroll withholding, cash payment or otherwise, including by means of a Cashless Exercise, to make adequate provision for any such tax withholding obligations of the Participating Company Group arising in connection with the Option or the shares acquired upon the exercise thereof. The Company shall have no obligation to deliver shares of Stock until the Participating Company Group's tax withholding obligations have been satisfied by the Optionee.

Effect of Termination of Service.

Option Exercisability. Subject to earlier termination of the Option as otherwise provided herein and unless otherwise provided by the Board in the grant of an Option and set forth in the Option Agreement, an Option shall be exercisable after an Optionee's termination of Service as follows:

     Disability. If the Optionee's Service with the Participating Company Group is terminated because of the Disability of the Optionee, the Option, to the extent unexercised and exercisable on the date on which the Optionee's Service terminated, may be exercised by the Optionee (or the Optionee's guardian or legal representative) at any time prior to the expiration of twelve (12) months after the date on which the Optionee's Service terminated, but in any event no later than the date of expiration of the Option's term as set forth in the Option Agreement evidencing such Option (the "Option Expiration Date").

     Death. If the Optionee's Service with the Participating Company Group is terminated because of the death of the Optionee, the Option, to the extent unexercised and exercisable on the date on which the Optionee's Service terminated, may be exercised by the Optionee's legal representative or other person who acquired the right to exercise the Option by reason of the Optionee's death at any time prior to the expiration of twelve (12) months after the date on which the Optionee's Service terminated, but in any event no later than the Option Expiration Date. The Optionee's Service shall be deemed to have terminated on account of death if the Optionee dies within thirty (30) days after the Optionee's termination of Service.

     Termination After Change in Control. If the Optionee's Service with the Participating Company Group ceases as a result of Termination After Change in Control (as defined below), then (1) the Option, to the extent unexercised on the date on which the Optionee's Service terminated, may be exercised by the Optionee (or the Optionee's guardian or legal representative) at any time prior to the expiration of six (6) months after the date on which the Optionee's Service terminated, but in any event no later than the Option Expiration Date, and (2) the Option shall become immediately exercisable and vested in full as of the date on which the Optionee's Service terminated. Notwithstanding the foregoing, if it is determined that the provisions or operation of this Section 6.5(a)(iii) would preclude treatment of a Change in Control as a "pooling-of-interests" for accounting purposes and provided further that in the absence of the preceding sentence such Change in Control would be treated as a "pooling-of-interests" for accounting purposes, then this Section 6.5(a)(iii) shall be void ab initio, and the vesting and exercisability of the Option shall be determined under any other applicable provision of the Plan or the Option Agreement evidencing such Option.

     Other Termination of Service. If the Optionee's Service with the Participating Company Group terminates for any reason, except Disability, death or Termination After Change in Control, the Option, to the extent unexercised and exercisable by the Optionee on the date on which the Optionee's Service terminated, may be exercised by the Optionee within thirty (30) days (or such longer or shorter period of time as determined by the Board, in its discretion) after the date on which the Optionee's Service terminated, but in any event no later than the Option Expiration Date.

     Extension if Exercise Prevented by Law. Notwithstanding the foregoing, if the exercise of an Option within the applicable time periods set forth in
Section 6.5(a) is prevented by the provisions of Section 11 below, the Option shall remain exercisable until thirty (30) days after the date the Optionee is notified by the Company that the Option is exercisable, but in any event no later than the Option Expiration Date.

     Extension if Optionee Subject to Section 16(b). Notwithstanding the foregoing, if a sale within the applicable time periods set forth in Section 6.5(a) of shares acquired upon the exercise of the Option would subject the Optionee to suit under Section 16(b) of the Exchange Act, the Option shall remain exercisable until the earliest to occur of (i) the tenth (10th) day following the date on which a sale of such shares by the Optionee would no longer be subject to such suit, (ii) the one hundred and ninetieth (190th) day after the Optionee's termination of Service, or (iii) the Option Expiration Date.

     Certain Definitions. The following terms shall have their respective meanings set forth below:

     "Termination After Change in Control" shall mean either of the following events occurring within twelve (12) months after a Change in Control:


     (1) termination by the Participating Company Group of the Optionee's Service with the Participating Company Group for any reason other than for Cause (as defined below); or

     (2) the Optionee's resignation for Good Reason (as defined below) from all capacities in which the Optionee is then rendering Service to the Participating Company Group within a reasonable period of time following the event constituting Good Reason.

Notwithstanding any provision herein to the contrary, Termination After Change in Control shall not include any termination of the Optionee's Service with the Participating Company Group which (1) is for Cause (as defined below); (2) is a result of the Optionee's death or disability; (3) is a result of the Optionee's voluntary termination of Service other than for Good Reason; or (4) occurs prior to the effectiveness of a Change in Control.

"Cause" shall mean any of the following: (1) the Optionee's theft, dishonesty, or falsification of any Participating Company documents or records; (2) the Optionee's improper use or disclosure of a Participating Company's confidential or proprietary information; (3) the Optionee's failure or inability to perform any reasonable assigned duties after written notice from the Participating Company Group of, and a reasonable opportunity to cure, such failure or inability; (4) any material breach by the Optionee of any employment agreement between the Optionee and the Participating Company Group, which breach is not cured pursuant to the terms of such agreement; or (5) the Optionee's conviction (including any plea of guilty or nolo contendere) of any criminal act which impairs the Optionee's ability to perform his or her duties with the Participating Company Group.

           "Good Reason" shall mean any one or more of the following:

(1)  without  the  Optionee's   consent,   any  limitations  of  the  Optionee's
responsibilities, substantially inconsistent with the Optionee's positions, duties, responsibilities and status with the Participating Company Group immediately prior to the date of the Change in Control;

(2) without the Optionee's consent, the relocation of the principal place of the Optionee's employment to a location that is more than fifty (50) miles from the Optionee's principal place of employment immediately prior to the date of the Change in Control;

(3) any failure by the Participating Company Group to pay, or any material reduction by the Participating Company Group of, (A) the Optionee's base salary in effect immediately prior to the date of the Change in Control (unless reductions comparable in amount and duration are concurrently made for all other employees of the Participating Company Group with responsibilities, organizational level and title comparable to the Optionee's), or (B) the Optionee's bonus compensation, if any, in effect immediately prior to the date of the Change in Control (unless reductions comparable in amount and duration are concurrently made for all other employees of the Participating Company Group with responsibilities, organizational level and title comparable to the Optionee's, and subject to applicable performance requirements with respect to the actual amount of bonus compensation earned by the Optionee); or

(4) any failure by the Participating Company Group to (A) continue to provide the Optionee with the opportunity to participate, on terms not materially less favorable than those in effect for the benefit of any employee group which customarily includes a person holding the employment position or a comparable position with the Participating Company Group then held by the Optionee, in any benefit or compensation plans and programs, including, but not limited to, the Participating Company Group's life, disability, health, dental, medical, savings, profit sharing, stock purchase and retirement plans, if any, in which the Optionee was participating immediately prior to the date of the Change in Control, or their equivalent, or (B) provide the Optionee with substantially all other fringe benefits (or their equivalent) from time to time in effect for the benefit of any employee group which customarily includes a person holding the employment position or a comparable position with the Participating Company Group then held by the Optionee.

Standard Forms of Option Agreement.

Nonstatutory Stock Option Agreement. Unless otherwise provided by the Board at the time the Option is granted, each Option shall comply with and be subject to the terms and conditions set forth in the appropriate form of Nonstatutory Stock Option Agreement adopted by the Board concurrently with its adoption of the Plan and as amended from time to time.

Authority to Vary Terms. The Board shall have the authority from time to time to vary the terms of any of the standard forms of Option Agreement described in this Section 7 either in connection with the grant or amendment of an individual Option or in connection with the authorization of a new standard form or forms; provided, however, that the terms and conditions of any such new, revised or amended standard form or forms of Option Agreement are not inconsistent with the terms of the Plan.

                               Change in Control.

     Definitions. The following terms shall have their respective meanings set forth below:

     An "Ownership Change Event" shall be deemed to have occurred if any of the following occurs with respect to the Company: (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than fifty percent (50%) of the voting stock of the Company;
(ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company; or (iv) a liquidation or dissolution of the Company.

     A "Change in Control" shall mean an Ownership Change Event or a series of related Ownership Change Events (collectively, the "Transaction") wherein the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction, in substantially the same proportions as their ownership of shares of the Company's voting stock immediately before the Transaction, direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding voting stock of the Company or the corporation or corporations to which the assets of the Company were transferred (the "Transferee Corporation(s)"), as the case may be. For purposes of the preceding sentence, indirect beneficial ownership shall include, without limitation, an interest resulting from ownership of the voting stock of one or more corporations which, as a result of the Transaction, own the Company or the Transferee Corporation(s), as the case may be, either directly or through one or more subsidiary corporations. The Board shall have the right to determine whether multiple sales or exchanges of the voting stock of the Company or multiple Ownership Change Events are related, and its determination shall be final, binding and conclusive.

Effect of Change in Control on Options. In the event of a Change in Control, the surviving, continuing, successor, or purchasing corporation or parent corporation thereof, as the case may be (the "Acquiring Corporation"), may either assume the Company's rights and obligations under outstanding Options or substitute for outstanding Options substantially equivalent options for the Acquiring Corporation's stock. For purposes of this Section 8.2, an Option shall be deemed assumed if, following the Change in Control, the Option confers the right to purchase in accordance with its terms and conditions, for each share of Stock subject to the Option immediately prior to the Change in Control, the consideration (whether stock, cash or other securities or property) to which a holder of a share of Stock on the effective date of the Change in Control was entitled. In the event the Acquiring Corporation elects not to assume or substitute for outstanding Options in connection with a Change in Control, any unexercisable or unvested portions of outstanding Options held by Optionees whose Service has not terminated prior to such date shall be immediately exercisable and vested in full as of the date ten (10) days prior to the date of the Change in Control. The exercise or vesting of any Option that was permissible solely by reason of this Section 8.2 shall be conditioned upon the consummation of the Change in Control. Any Options which are neither assumed or substituted for by the Acquiring Corporation in connection with the Change in Control nor exercised as of the date of the Change in Control shall terminate and cease to be outstanding effective as of the date of the Change in Control. Notwithstanding the foregoing, if the corporation the stock of which is subject to the outstanding Options immediately prior to an Ownership Change Event described in Section 8.1(a)(i) constituting a Change in Control is the surviving or continuing corporation and immediately after such Ownership Change Event less than fifty percent (50%) of the total combined voting power of its voting stock is held by another corporation or by other corporations that are members of an affiliated group within the meaning of Section 1504(a) of the Code without regard to the provisions of Section 1504(b) of the Code, the outstanding Options shall not terminate unless the Board otherwise provides in its discretion.

                            Provision of Information.

     Each Optionee shall be given access to information concerning the Company equivalent to that information generally made available to the Company's common stockholders.

                           Transferability of Options.

     During the lifetime of the Optionee, an Option shall be exercisable only by the Optionee or the Optionee's guardian or legal representative. No Option shall be assignable or transferable by the Optionee, except by will or by the laws of descent and distribution. Notwithstanding the foregoing, an Option shall be assignable or transferable to the extent permitted by the Board and set forth in the Option Agreement evidencing such Option.

                         Compliance with Securities Law.

     The grant of Options and the issuance of shares of Stock upon exercise of Options shall be subject to compliance with all applicable requirements of federal, state or foreign law with respect to such securities. Options may not be exercised if the issuance of shares of Stock upon exercise would constitute a violation of any applicable federal, state or foreign securities laws or other law or regulations or the requirements of any stock exchange or market system upon which the Stock may then be listed. In addition, no Option may be exercised unless (a) a registration statement under the Securities Act shall at the time of exercise of the Option be in effect with respect to the shares issuable upon exercise of the Option or (b) in the opinion of legal counsel to the Company, the shares issuable upon exercise of the Option may be issued in accordance with the terms of an applicable exemption from the registration requirements of the Securities Act. The inability of the Company to obtain from any regulatory body having jurisdiction the authority, if any, deemed by the Company's legal counsel to be necessary to the lawful issuance and sale of any shares hereunder shall relieve the Company of any liability in respect of the failure to issue or sell such shares as to which such requisite authority shall not have been obtained. As a condition to the exercise of any Option, the Company may require the Optionee to satisfy any qualifications that may be necessary or appropriate, to evidence compliance with any applicable law or regulation and to make any representation or warranty with respect thereto as may be requested by the Company.

                                Indemnification.

     In addition to such other rights of indemnification as they may have as members of the Board or officers or employees of the Participating Company Group, members of the Board and any officers or employees of the Participating Company Group to whom authority to act for the Board or the Company is delegated shall be indemnified by the Company against all reasonable expenses, including attorneys' fees, actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan, or any right granted hereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such person is liable for gross negligence, bad faith or intentional misconduct in duties; provided, however, that within sixty (60) days after the institution of such action, suit or proceeding, such person shall offer to the Company, in writing, the opportunity at its own expense to handle and defend the same.

                        Termination or Amendment of Plan.

     The Board may terminate or amend the Plan at any time. However, no termination or amendment of the Plan shall affect any then outstanding Option unless expressly provided by the Board. In any event, no termination or amendment of the Plan may adversely affect any then outstanding Option without the consent of the Optionee, unless such termination or amendment is necessary to comply with any applicable law, regulation or rule.

IN WITNESS WHEREOF, the undersigned Secretary of the Company certifies that the foregoing sets forth the CIDCO Incorporated Amended and Restated 1998 Nonstatutory Stock Option Plan as amended by the Board through October 14, 1998.



------------------------------------

                                       48
Exhibit 10.32

                              EMPLOYMENT AGREEMENT


This Employment Agreement (the "Agreement") is made and entered into as of June 1, 1998 (the "Effective Date"), by and between CIDCO Incorporated, a Delaware corporation (the "Company") and Richard D. Kent ("Executive").

                                    Recitals
         The Company and Executive desire to enter into this Agreement in order to provide compensation and benefits to Executive and to encourage Executive to devote his full attention and dedication to the Company and to continue his employment with the Company. The Company believes that the existence of this Agreement will serve as an incentive to Executive to remain in the employ of the Company and will enhance its ability to call on and rely upon Executive to continue to provide services to the Company.

     Definitions. As used in this Agreement, unless the context requires a different meaning, the following terms shall have the meanings set forth herein:

     "Cause" means: Executive's theft, material act of dishonesty, fraud, or intentional falsification of any employment or Company records, or Executive's commission of any criminal act which impairs Executive's ability to perform his duties under this Agreement; the neglect or refusal of Executive to substantially fulfill his material duties as an employee; improper disclosure of the Company's confidential, business or proprietary information by Executive; a material breach of any fiduciary duty by Executive with respect to the Company resulting in material harm to the Company; or Executive's conviction (including any plea of guilty or nolo contendere) for a crime involving moral turpitude or which causes material harm to the reputation and standing of the Company, as determined by the Company in good faith.

     "Change in Control" means the occurrence of either: the sale, exchange or transfer of all or substantially all of the property and assets of the Company; or a merger or consolidation in which the Company is a party or the direct or indirect sale or exchange by the stockholders of the Company of a majority of the voting stock of the Company which, in any such event, constitutes a "Change in Control," as defined in subsection 12(b) of the CIDCO Incorporated Amended and Restated 1993 Stock Option Plan as in effect on the Effective Date.

     "Constructive  Termination"  means the  occurrence  of any of the following conditions, which condition(s) remain(s) in effect thirty (30) days after written notice to the Company's Chief Executive Officer from Executive of such condition(s), which written notice of condition(s) shall be delivered by Executive to the Chief Executive Officer within ten (10) days following the occurrence of the alleged condition(s): a material decrease in Executive's annual base salary which is made without Executive's written consent, except that, in the event of a reduction in base salary that is initiated for all executives, such action can be taken and will not constitute Constructive Termination for purposes of this Agreement nor will it require Executive's written consent; a demotion, a material reduction in Executive's position, responsibilities or duties or a material, adverse change in Executive's substantive functional responsibilities or duties, as measured against Executive's position, responsibilities or duties immediately prior to such change causing it to be of materially less stature or responsibility; the relocation of Executive's work place for the Company to a location more than twenty-five (25) miles from Executive's principal place of employment prior to such relocation; any material breach of this Agreement by the Company; or any failure or refusal of a successor company to assume the Company's obligations under this Agreement as required by Section 16.

     "Permanent Disability" means that: Executive has been incapacitated by bodily injury or disease so as to be prevented thereby from engaging in the performance of Executive's duties; such incapacity shall have continued for a period of four (4) consecutive months or six (6) months in any twelve (12) month period; and such incapacity will, in the opinion of a qualified physician, be permanent and continuous during the remainder of Executive's life.

     Position and Duties. Executive shall continue to be an at-will employee of the Company. Executive shall also be entitled to continue to participate in and to receive benefits on the same basis as other executive or senior staff members under any of the Company's employee benefit plans as in effect from time to time. In addition, Executive shall be entitled to the benefits afforded to other employees similarly situated under the Company's vacation, holiday and business expense reimbursement policies. Executive agrees to devote his full business time, energy and skill to his duties at the Company. These duties shall include, but not be limited to, any duties consistent with his position which may be assigned to Executive from time to time. Benefits Upon Executive's Termination for Cause, Voluntary Termination, Permanent Disability or Death. In the event that Executive voluntarily terminates his employment relationship with the Company at any time and his termination is not for nor deemed for Constructive Termination, or in the event that Executive's employment terminates as a result of his death or Permanent Disability or for Cause, Executive shall be entitled to no compensation or benefits from the Company other than those earned under
Section 2 above through the date of his termination of employment.

     Termination for Other Than Cause and/or for Constructive Termination. If Executive's employment is terminated by the Company for any reason other than Cause or if Executive terminates his employment with the Company for Constructive Termination, Executive shall be entitled to the following separation benefits: twelve (12) months of Executive's annual base salary as in effect as of the date of such termination, less applicable withholding, paid in a lump sum payment; and Executive shall be entitled to elect continued medical insurance coverage in accordance with the applicable provisions of federal law (COBRA) and the Company shall pay for the cost of such COBRA coverage for twelve
(12) months. This payment shall be made in a lump sum together with the payment described in subsection 4(a). If such coverage included Executive's dependents immediately prior to the date of termination, such dependents shall also be covered at the Company's expense for the same time period as Executive's COBRA coverage described above.

     Additional Benefit Upon Certain Termination After Change in Control. If, within six (6) months following the date of consummation (i.e., the closing) of a Change in Control, Executive either (i) is given notice of termination of his employment by the Company for any reason other than Cause or (ii) gives notice to the Company of the occurrence of one or more conditions constituting Constructive Termination and subsequently terminates his employment with the Company on the basis of such Constructive Termination, then in either such event Executive shall be entitled to the Stock Option Acceleration Benefit described below in addition to the payments and benefits provided by Section 4. Except as otherwise provided below, the Stock Option Acceleration Benefit shall apply to each option (an "Option") to purchase shares of stock of the Company or its successor granted to Executive by the Company or its successor and outstanding as of the date ten (10) business days prior to the effective date of the termination of Executive's employment (the "Effective Termination Date") for a reason described in this Section 5, regardless of whether such Option was granted before, on or after the Effective Date of this Agreement. Pursuant to the Stock Option Acceleration Benefit: the vesting and exercisability of each Option shall be computed on the basis of monthly vesting periods commencing on the date contemplated by the stock option agreement evidencing such Option (the "Vesting Commencement Date") notwithstanding that such agreement provides for vesting on the basis of one or more periods of different length, such as a year; and in addition to the number of actual full months of Executive's employment with the Company from the Vesting Commencement Date through the Effective Termination Date, Executive shall be credited, effective as of the date ten (10) business days prior to the Effective Termination Date, with an additional number of full months of employment for Option vesting purposes equal to the lesser of
(i) twelve (12) months or (ii) the number of actual full months of Executive's employment with the Company beginning on the Vesting Commencement Date and ending on the Effective Termination Date. This Section 5 shall not be applied or construed in any manner that would reduce the degree of vesting or exercisability of any Option determined in the absence of this Section.
Notwithstanding any provision of this Section 5 to the contrary, if it is determined that the provisions or operation of this Section 5 would preclude treatment of a Change in Control as a "pooling-of-interests" for accounting purposes and provided further that in the absence of this Section 5 such Change in Control would be treated as a "pooling-of-interests" for accounting purposes, then this Section 5 shall be void ab initio, and the vesting and exercisability of each Option shall be determined under any other applicable provision of the stock option agreement evidencing such Option.

     Required Advance Notice of Termination for Other Than Cause. No termination of Executive's employment by the Company for any reason other than Cause shall be effective prior to the tenth (10th) business day following the date on which Executive is given written notice of such termination.

     Excess Parachute Payment. In the event that any payment or benefit received or to be received by Executive pursuant to this Agreement or otherwise would subject Executive to any excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), due to the characterization of such payment or benefit as an excess parachute payment under Section 280G of the Code, Executive may elect in his sole discretion to reduce the amounts of any payments or benefits otherwise called for under this Agreement in order to avoid such characterization.

     Conflict of Interest/Non-Solicitation. Executive agrees that for a period of one (1) year following termination of his employment with the Company, he will not, directly or indirectly, solicit the services of or in any manner persuade employees, customers or vendors of the Company to discontinue that person's or entity's relationship with or to the Company as an employee, customer or vendor, as the case may be. Payment of Taxes. All payments made to Executive under this Agreement shall be subject to all applicable federal and state income, employment and payroll taxes.

     Exclusive Remedy. Under any claim for breach of this Agreement or wrongful termination, the payments and benefits provided for in Section 4 and Section 5 as applicable shall constitute Executive's sole and exclusive remedy for any alleged injury or other damages arising out of the cessation of the employment relationship between Executive and the Company in the event of Executive's termination. Except as expressly set forth herein, Executive shall be entitled to no other compensation, benefits, or other payments from the Company as a result of any termination of employment with respect to which the payments and/or benefits described in Section 4 and Section 5 as applicable have been provided to Executive.

     Proprietary and Confidential Information. Executive agrees to continue to abide by the terms and conditions of the Company's confidentiality and/or proprietary rights agreement between Executive and the Company.

     Arbitration. Pursuant to the Federal Arbitration Act, any claim, dispute or controversy arising out of this Agreement, the interpretation, validity or enforceability of this Agreement or the alleged breach thereof shall be submitted by the parties to binding arbitration in Santa Clara County, California or elsewhere by mutual agreement. The selection of the arbitrator and procedure shall be governed by the Employment Arbitration Rules of the American Arbitration Association. The arbitrator shall be someone with an employment law background and from the AAA Commercial Arbitration Panel, or if both parties agree, the Judicial Arbiters Group. Notwithstanding the above, this arbitration provision shall not preclude the Company from seeking injunctive relief from any court having jurisdiction with respect to any disputes or claims relating to or arising out of the misuse or misappropriation of the Company's trade secrets or confidential and proprietary information or the breach of any provisions by Executive of the Company's confidentiality and/or proprietary rights agreement between Executive and Company. Each party shall bear its own costs and expenses of arbitration or litigation, including but not limited to attorneys fees and other costs. Judgment may be entered on the award of the arbitration in any court having jurisdiction.

     Interpretation. Executive and the Company agree that this Agreement shall be interpreted in accordance with and governed by the laws of the State of California.

     Conflict in Benefits. This Agreement shall supersede all prior arrangements, whether written or oral, and understandings regarding the subject matter of this Agreement including but not limited to any severance plans or arrangements or prior employment agreements, and shall be the exclusive agreement for the determination of any payments due upon Executive's termination of employment; provided, however, that this Agreement is not intended to and shall not affect, limit or terminate (i) any plans, programs, or arrangements of the Company that are regularly made available to a significant number of employees of the Company, (ii) any agreement or arrangement with Executive that has been reduced to writing and which does not relate to the subject matter hereof, (iii) any indemnification rights described below, or (iv) any agreements or arrangements hereafter entered into by the parties in writing, except as otherwise expressly provided herein.

     Release of Claims. Except for the Stock Option Acceleration Benefit described in Section 5, no severance benefits shall be paid to Executive under this Agreement unless and until Executive shall, in consideration of the payment of such severance benefit, execute a release of claims in the form attached hereto as Exhibit A and all applicable waiting periods thereunder shall have expired; provided, however, that such release shall not apply to any right of Executive to be indemnified by the Company for the period during which Executive was employed by the Company.

     Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. In view of the personal nature of the services to be performed under this Agreement by Executive, he shall not have the right to assign or transfer any of his rights, obligations or benefits under this Agreement, except as otherwise noted herein.

     Notices. All notices and other communications required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been duly given when delivered in person or sent by confirmed facsimile transmission, when received if given by Federal Express or other internationally recognized overnight courier service, or five (5) business days after deposit in the United States Post Office, postage prepaid, by first-class registered or certified mail, return receipt requested, addressed as follows:
  if to the Company:             CIDCO Incorporated
                                 220 Cochrane Circle
                                 Morgan Hill, CA 95037
                                 Attn:  Corporate Secretary
and if to Executive at the address specified at the end of this Agreement. Notice may also be given at such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     No Representations. Executive acknowledges that he is not relying and has not relied on any promise, representation or statement made by or on behalf of the Company which is not set forth in this Agreement.

     Validity. If any one or more of the provisions (or any part thereof) of this Agreement shall be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions (or any part thereof) shall not in any way be affected or impaired thereby.

     Modification. This Agreement may only be modified or amended by a supplemental written agreement signed by Executive and the Company.

     Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument. IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year written below.

                               CIDCO Incorporated
Date: June 1, 1998             By:/s/ Daniel L. Eilers
                               Title:President and Chief Executive Officer

                               EXECUTIVE:
Date: June 1, 1998             /s/Richard D. Kent
                               Executive's Signature

Exhibit 10.32

                        CONFIDENTIAL SEPARATION AGREEMENT

Daniel L. Eilers ("Employee") was employed by CIDCO Incorporated (the "Company") as its President and Chief Executive Officer. The Company and Employee entered into an Employment Agreement, dated as of March 17, 1997 (the "Employment Agreement"), a copy of which is attached hereto as Exhibit A. In addition, the Company and Employee entered into a CIDCO Incorporated Stock Option Agreement Non-Qualified Stock Option, dated as of March 12, 1997 (the "Option Agreement"), a copy of which is attached hereto as Exhibit B, pursuant to which the Company granted to Employee an option (the "Option") to purchase 600,000 shares (the "Optioned Shares") of the Company's common stock at a price of $14.25 per share. The Board of Directors of the Company (the "Board") has determined to terminate without Cause (as defined in the Employment Agreement) Employee's relationship as an employee and officer of the Company. Employee will remain a member of the Board following his termination. This Agreement will become effective on the eighth day after it is signed by Employee if Employee has not revoked the Agreement prior to that date. The Company and Employee agree that Employee's employment with the Company terminated effective as of the close of business on September 21, 1998 (the "Termination Date"). Employee hereby resigns from all positions with the Company other than as a member of the Company's Board of Directors (the "Board"), and will serve as director on the Board until the completion of his term or until he otherwise leaves office. The Company shall provide Employee with the following compensation and benefits pursuant to the Employment Agreement: On or before October 20, 1998 the Company shall pay to Employee a lump sum cash severance payment equal to the sum of (i) an amount equal to one year of Employee's current annual base salary of $375,000, (ii) Employee's target bonus of $225,000 for the year ending December 31, 1998 and
(iii) payment of a "benefits value" (as such term is used in the Employment Agreement) in the amount of $7,941.12, which amount is equal to the cost of Employee's continued group medical insurance coverage (including coverage of Employee's dependents covered immediately prior to the Termination Date) under the applicable federal law (COBRA) for the period of twelve months following the Termination Date, provided that such payment shall be reduced by applicable income and employment tax withholding. Employee and the Company agree that the lump sum cash payment provided by this subsection (a) shall constitute payment in full of all compensation and benefits due and payable to Employee pursuant to
Section 3 of the Employment Agreement. Employee and the Company agree that as of the Termination Date, the Option has become cumulatively exercisable as to thirty percent (30%) of the Optioned Shares (i.e., an aggregate of 180,000 shares) in accordance with the terms of the Option Agreement. In addition to the foregoing, Employee and the Company agree that, in accordance with Section 3(c) of the Employment Agreement, the Option shall continue to vest and become exercisable at the rate of 1.67% percent of the Optioned Shares on the twelfth day of each month commencing in October 1998 and ending in September 1999, inclusive. Following September 12, 1999, Employee shall accrue no further vesting with respect to the Optioned Shares. Employee and the Company further agree that the Option shall be and remain exercisable to the extent of the cumulative number of Optioned Shares then vested until the earlier of (i) the date occurring twelve (12) months after the later of the Termination Date or date on which Employee ceases to be a member of the Board or (ii) the expiration or earlier termination of the Option (other than by reason of Employee's termination of employment or membership on the Board) in accordance with the provisions of the Option Agreement. The Company shall provide Employee with the following additional compensation and benefits: Except as otherwise provided below, the Option Agreement shall be amended as follows:

to reduce to $3.00 the purchase price for 120,000 currently vested Optioned Shares under the Option Agreement, in consideration for Employee's material contributing role with respect to the transaction for the sale of the product and intellectual property code-named "Mercury" and certain other assets of the Internet Solutions Division of the Company pursuant to that certain letter dated September 24, 1998, between Infogear Technology Corporation and the Company.

to reduce to $3.00 the purchase price per Optioned Share not otherwise amended pursuant to Section 4(c)(i) above effective as of the date of approval by the Board (provided such approval occurs no later than March 21, 1999) of any of the following (whether effected in a single transaction or a series of transactions which have the cumulative result(s) described below) and with respect to which the Board determines in good faith that Employee has performed a material contributing role: The sale of all or substantially all of the assets of the Internet Solutions Division of the Company (other than any such sale to a subsidiary of the Company); or The sale by the Company to the public or one or more private investors of newly issued equity securities in a transaction the purpose of which is to provide additional financing for the Internet Solutions Division of the Company; or

Any other transaction with respect to the assets of the Internet Solutions Division of the Company not in the ordinary course of business of the Company (other than any such transaction with a subsidiary of the Company) which is determined by the Board in good faith to materially increase the value of the Company to its stockholders; provided, however, the Option Agreement shall not be so amended if, in the opinion of the Company's independent auditors, as a result of such amendment the Company would be required in accordance with generally accepted accounting principles to record an expense with respect to the Option for financial reporting purposes.

The Board shall authorize to Employee such power and authority sufficient, as determined by the Board in good faith, to represent the Company during the six-month period following the Termination Date in arranging for one or more of the transactions referred to in subsection (a) above, provided that the terms and conditions of any such transaction shall be subject to the approval of the Board, the requirements of the governing organizational documents of the Company and applicable law.

The Company shall reimburse Employee for all business expenses heretofore reasonably incurred in the furtherance of his duties or which are reasonably incurred by him in the future in furtherance of the transactions referred to in subsection (a) above upon submission of an itemized list thereof, together with receipts therefore in accordance with applicable Company policies.

The Company hereby grants to Employee all right, title and interest in that certain Hewlett Packard Pavilion personal computer system and Hewlett Packard laser printer purchased by the Company which is currently in Employee's possession. Employee agrees that he will allow the Company to remove any software licensed to the Company for use on that computer system.

The Company will continue to provide Employee with his current voice mail box and e-mail address and will provide secretarial support during the period of six months following the Termination Date, provided that Employee's use of such facilities and support is reasonable and appropriate at all times, and provided further that if such use is determined by the Company in good faith to be unreasonable, the facilities and/or support will be terminated immediately. Employee acknowledges and agrees that as of the Termination Date he has been paid all wages and accrued, unused vacation that he earned during his employment with the Company. Employee acknowledges and agrees that the Option Agreement amendment described in and subject to the conditions set forth in subsection 5(a) above shall constitute the sole consideration to be paid to Employee in connection with his services rendered to the Company in furtherance of the transactions described in subsection 5(a), and that he shall not earn or accrue any wages, benefits, vacation or other paid time off with respect to such services. Employee understands and acknowledges that he shall not be entitled to any compensation, benefits or other payments from the Company other than those expressly set forth in this Section 4 and this Section 5. Employee acknowledges and agrees that he shall continue to be bound by and comply with the terms of any confidentiality, assignment of inventions, noncompetition, nonintervention, nonsolicitation or similar agreements between the Company and Employee, including, without limitation, all such provisions set forth in the Employment Agreement. Employee agrees that he shall not directly or indirectly disclose any of the terms of this Agreement to anyone other than his immediate family or counsel, except as such disclosure may be required for accounting or tax reporting purposes or as otherwise may be required by law. Employee agrees that he will not, at any time in the future, make any critical, damaging or disparaging statements about the Company, its products or its employees, unless such statements are made truthfully in response to a subpoena or other legal process. The Company agrees that it will not, through its officers and directors, at any time in the future, make any critical, damaging or disparaging statements about Employee, unless such statements are made truthfully in response to a subpoena or legal process. Employee agrees to execute any documents, perform any tasks and cooperate fully in any matter including but not limited to regulatory matters as may be reasonably requested by the Company to enable the Company to meet any obligations it has in the future which are dependent upon some action by Employee. If any provision of this Agreement, shall for any reason be invalid or unenforceable, the remainder of this Agreement shall remain in effect. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior negotiations and agreements, whether written or oral, with the exception of the Employment Agreement, Indemnification Agreement and the Option Agreement, in all such cases to the extent not inconsistent with this Agreement. This Agreement may not be modified or amended except by a document signed by an authorized officer of the Company and Employee. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. EMPLOYEE UNDERSTANDS THAT HE SHOULD CONSULT WITH AN ATTORNEY PRIOR TO SIGNING THIS AGREEMENT. EMPLOYEE FURTHER UNDERSTANDS THAT HE MAY HAVE UP TO 21 DAYS TO CONSIDER THIS AGREEMENT, THAT HE MAY REVOKE IT AT ANY TIME DURING THE 7 DAYS AFTER HE SIGNS IT, AND THAT IT SHALL NOT BECOME EFFECTIVE UNTIL THAT 7-DAY PERIOD HAS PASSED. EMPLOYEE ACKNOWLEDGES THAT HE IS SIGNING THIS AGREEMENT KNOWINGLY, WILLINGLY AND VOLUNTARILY IN EXCHANGE FOR THE COMPENSATION AND BENEFITS DESCRIBED IN SECTION 4.

Dated September 30, 1998                                     /s/Daniel L. Eilers

                               CIDCO Incorporated
Dated September 30, 1998                                     /s/Paul G. Locklin