Form 10-K405
period 1998-12-31
CIDCO INC
filed 1999-03-31
CIK 917639

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                     Annual report pursuant to Section 13 or
                        15(d) of the Securities Exchange
                         Act of 1934 for the fiscal year
                            ended December 31, 1998.

                         Commission file number: 0-23296

                               CIDCO INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                       13-3500734
 State or other jurisdiction of                      (IRS employer
 Incorporation or organization)                   identification number)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock at $4.00 on March 25, 1999 was $37,339,240. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the Registrant's Common Stock on March 25, 1999:
                                   13,383,010

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's   definitive  Proxy  Statement  for  its  1999  Annual  Meeting  of
Shareholders  is  incorporated by reference into Part III (Items 10, 11, 12, and
13) hereof.




================================================================================
This report consists of 74 sequentially numbered pages. The exhibit index is contained on page 44 of this report.

                               CIDCO INCORPORATED

                                      INDEX

PART I.                                                                     Page

  Item 1.  Business .......................................................    3

  Item 2.  Properties .....................................................   13

  Item 3.  Legal Proceedings ..............................................   13

  Item 4.  Submission of Matters to a Vote of Security Holders ............   13


PART II.

  Item 5.  Market for Registrant's Common Stock and
                       Related Stockholder Matters..........................  14

  Item 6.  Selected Financial Data .........................................  15

  Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .................  16

  Item 7A. Quantitative and Qualitative Disclosure About Market Risk .......  26

  Item 8.  Financial Statements and Supplementary Data .....................  27

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................  43


PART III.

  Item 10. Directors and Executive Officers of the Registrant ..............  43

  Item 11. Executive Compensation ..........................................  43

  Item 12. Security Ownership of Certain Beneficial Owners and Management ..  43

  Item 13. Certain Relationships and Related Transactions ..................  43


PART IV.

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .  44


SIGNATURES .................................................................  45

 Forward-Looking Statements
         This Report contains forward-looking statements, which reflect the Company's current views with respect to future events, which may impact the
Company's results of operations and financial condition. In this Report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


                                     Part I.

Item 1.   Business

         CIDCO Incorporated ("CIDCO" or the "Company") is a leading innovator in advanced telephony products - from Caller ID and Network Service equipment to Internet-enabled appliances - which support Caller ID, Voice Mail, Three-way Caller Conferencing, Caller ID on Call Waiting and/or other intelligent Network ("Network") Services (collectively "Services") being offered by Regional Bell Operating Companies ("RBOCs") and independent telephone operating companies, both domestic and international (collectively with RBOCs, "Telcos"). The Company is a leading supplier of Caller ID equipment in the United States and has sold over 28 million products, including Caller ID display units, Network feature telephones, advanced cordless telephones, smart screen phones and Internet-enabled devices. The Company's products are provided to telephone subscribers primarily through distribution arrangements with leading Telcos. The Company was incorporated in Delaware in 1988. The Company's principal executive offices are located at 220 Cochrane Circle, Morgan Hill, California (telephone number 408-779-1162). The Company's common stock trades on The Nasdaq Stock Market under the symbol "CDCO".

         The first Service to require specialized subscriber telephone equipment was Caller ID, first introduced by New Jersey Bell in 1987. Caller ID not only requires compatibility with complex Network signaling, but also a screen on which to display Caller ID information. Originally, Caller ID Service provided only the number of the party initiating the call and transmitted data only within local area Networks. Since the early 1990's, certain Telcos have offered both number and name identification. In December 1995, the Federal Communications Commission (the "FCC") mandated that Caller ID Service be supported nationally. California was the last state to provide the Service, instituting it in mid-1996, making the Service available in all 50 states, the District of Columbia and Puerto Rico. Additionally, Caller ID on Call Waiting was first introduced in late 1995. This Service, also known as Type II Caller ID, allows the subscriber to utilize Caller ID Service to identify a second incoming call while already engaged in a telephone conversation. A third type of Caller ID product was introduced in 1998 - Caller ID Deluxe or Caller ID on Call Waiting with call disposition. Call disposition allows the user to make use of the following functions while already engaged in a telephone conversation: put the original call on hold and answer the new call, conference in the new call, play a short message and put the new call on hold, send the caller to voice mail or let the caller know the call will be returned later.

         CIDCO sells its products to individual subscribers through direct marketing relationships with certain Telcos ("Direct Marketing Services"), fulfillment of Telco-generated orders ("Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and to a lesser extent, international accounts, retail stores ("Retail") and via its own direct marketing activities (telemarketing, web marketing, direct mail, direct response advertising). CIDCO's customers include, among others, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation, Nippon Telegraph & Telephone ("NTT"), Pacific Bell, Southwestern Bell, Southern New England Telecommunications Corporation ("SNET"), Sprint Communications Company, L.P. ("Sprint") and U S WEST Communications, Inc. ("U S WEST").

         Penetration for Caller ID Service has increased as necessary approvals by state public utility commissions have been obtained and as the Telcos have upgraded their switches and implemented new signaling technologies. Caller ID Service is also currently available in much of Canada, Mexico and numerous European, Asian, African and South American countries. During 1999, Caller ID Service is expected to be introduced in a number of additional countries.

         Since its founding in 1988, the Company has concentrated its product development and marketing efforts on products that support Network Feature Services. The Company's products can be categorized into three primary product families: accessory products, Network feature phones and Internet appliances.
 Accessory Products
         The Company's accessory products include a line of Network Feature adjunct units which connect directly into subscribers' telephone lines, receive complex Network signaling and display call information on a liquid crystal display ("LCD"). In addition, the Company has introduced a display unit that combines two of the most popular Services, Caller ID and Call Waiting, into a unit that essentially provides "visual call waiting". In 1998, the Company introduced a unit combining Caller ID on Call Waiting with call disposition and Voice Mail review/control. In 1999, the Company expects to introduce two new adjuncts - one that handles voice mail Services offered by the Telcos and one that handles Caller ID on Call Waiting calls with call disposition. Since the introduction of its first Caller ID unit in 1989, the Company has become a leading provider of Network Feature Service equipment, having sold more than twenty-five million adjunct units.

 Network Feature Phones
         The Company offers a line of Network Feature phones for existing and future Services, including a family of intelligent Network feature telephones first introduced in September 1994. These phones are designed to support an entire package of Services including Caller ID, Call Return, Call Forwarding, and central office Voice Mail in a single device. The Company's most recent products include a 900mhz digital spread spectrum cordless phone with a handset display capable of accommodating Caller ID, a 50 name and number personal directory and call waiting disposition, as well as a speakerphone equipped base unit capable of handling Network Voice Mail Service.

 Internet Appliances
         In 1996, the Company began developing a line of next-generation, telephone-based "information appliances" which allow access to the World Wide Web and e-mail, as well as Services such as traditional Caller ID, Call Waiting and Network Voice Mail. The Company's first such product in the Internet appliances market was the CIDCO i-Phone(R)1 ("i-Phone"), developed in conjunction with InfoGear Technology Corporation ("InfoGear"), a privately held corporation in which the Company is an investor. The Company began commercial shipments of the i-Phone in the first quarter of 1998. As a result of operating losses incurred in 1998, the Company adopted a new business strategy primarily focusing on its core telephony products and Services. The Company concluded that its core business could not successfully fund the level of market development expense required over time for this product to succeed and has substantially discontinued operation of its i-Phone division.

         To expand its product offerings for 1999 and beyond, CIDCO has plans to introduce appliances that will use the Internet/telephony networks to enable consumers to handle interpersonal communication in a non-PC environment. While CIDCO's i-Phone product was ahead of its time, selling it yielded some valuable market feedback. Management learned that the e-mail function on the i-Phone was perceived as the most valuable feature on the device and also the most commonly used function by many of its early adopters. To tap into this opportunity, CIDCO has plans to introduce in 1999 a simple, inexpensive, single-use e-mail device that will finally bring e-mail to the masses, especially to those who do not have access to or the need for a personal computer in their homes.


Industry Background

         Prior to its  court-mandated  break-up  in 1984,  American  Telephone &
Telegraph ("AT&T") was a regulated monopoly that provided local and long distance services, and customer telephone equipment to over two-thirds of the telephone subscribers in the United States. Today's competitive telecommunications industry has evolved principally as a result of AT&T's divestiture of the RBOCs. The RBOCs, which currently account for approximately 77% of local telephone access lines in the United States, provide standard dial tone service and local telephone access lines. Interexchange carriers, such as AT&T, MCI Corp. and Sprint, provide long distance services. Since the divestiture, AT&T (and its spun off affiliate Lucent Technologies) has continued to sell switching equipment and telephone equipment, while the RBOCs have been prohibited from manufacturing any type of telephony equipment. This prohibition has been eliminated by the Telecommunications Act of 1996, although the FCC has not yet issued all final regulations. The RBOCs have been permitted to sell telephony equipment manufactured by others bearing the RBOCs tradename and may purchase Network equipment from vendors other than AT&T. Consumers are no longer required to lease telephones from AT&T and now purchase telephone equipment from numerous suppliers. The AT&T divestiture, therefore, resulted in a more deregulated telephone service industry, and a more dynamic and competitive telephony equipment industry in the United States.

         The Telcos have approached saturation levels for the installation of local telephone access lines, thus limiting future growth of their core business. In order to supplement growth in revenues from standard dial tone service within their respective service areas, the Telcos have offered second lines and Services for which they can charge their subscribers additional monthly fees. In addition, the Telcos have used these Services to respond to increased competition from alternative service providers such as cellular companies, cable companies, data transmission companies and competitive access providers by differentiating their Services and creating consumer awareness and customer loyalty.

         Although Services such as call waiting, call forwarding and speed dialing have been available for over ten years, more recent investments by the Telcos to upgrade their Networks and to accommodate new signaling technologies have enabled the rapid introduction of Services known as CLASS (custom local area signaling services). These include:

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

         The ability of Telcos to achieve high penetration levels for Services is dependent, in part, upon the availability of a new generation of subscriber telephone equipment. Most existing telephones discourage use of these current and future Services because they require subscribers to remember and dial sequences of symbols and numbers to access the Services. Such telephones are also incapable of receiving the complex Network signaling required for Caller ID Service and other future Services and do not have a display screen and controls for viewing and managing call information. Therefore, a market for a new generation of user-friendly, intelligent, Network-compatible subscriber telephone equipment has emerged.

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



Strategy

         CIDCO's mission is to provide the world's easiest-to-use personal communications products and services. The Company's objective is to envision, produce and distribute a range of products that will become the primary telephony and communication appliances utilized by customers of Telcos. To achieve this objective, the Company has developed the following strategy:

 Diversify Product Line
         The Company is seeking to expand its product offerings into a number of new business areas including adding a mid-level and lower-end cordless telephone, a Network voice mail product and an e-mail appliance. Adding such new products is expected to broaden the Company's product line and is intended to broaden the markets it can address while continuing to leverage CIDCO's experience and core competencies.

 Diversify Channels of Distribution
         The Company is seeking to diversify its distribution channels toward direct-to-end-user, retail and other alternate distribution channels in areas that do not conflict with its Telco partners, with the goals of broadening the Company's market opportunities and adding predictability to the Company's quarter-to-quarter revenues.

 Strengthen Infrastructure
         The Company's future success will require, among other things, that the Company improve its operating and information systems. In 1998, the Company implemented a state-of-the-art, enterprise-wide accounting and resource planning system which has improved the Company's ability to better manage business processes and systems which, in turn, will improve customer retention and new customer acquisition.

 Leverage Relationships with Telcos
         The Company believes that it has established close working relationships with certain Telcos, which enable the Company to design its products to be compatible with the existing and evolving Telco Networks. These relationships allow the Company to understand variations between Networks and to design its products to operate reliably over a wide range of Network conditions. The Company has developed Fulfillment relationships with certain Telcos, which expand its ability to market its equipment to those Telcos and leverage the efforts of the Telcos to market these Services. CIDCO has experienced greater acceptance for its products in regions where it maintains Fulfillment relationships. These Fulfillment arrangements differ by Telco, but typically allow subscribers to purchase both Network equipment and Services through one phone call to a Telco sales representative. In general, the Telco representative takes the customer's order for a CIDCO product and relays the information to the Company for product fulfillment. Collectively, these relationships permit the Company to design products to meet emerging standards and to respond to new intelligent Network Services being introduced. The Company intends to continue to leverage existing and future Fulfillment relationships as it introduces new products.

 Continued Cooperative Marketing Efforts
         The Company has ongoing Direct Marketing Services programs with Telcos to attract new subscribers and sell new product and Services to those subscribers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos, which Services, in turn, utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then, on behalf of the Telco, ships an adjunct product or a phone product to each customer "acquired" through the campaign. The Company intends to leverage its Direct Marketing Services programs as it introduces new products.

 Design High Quality, Innovative Products
         Besides requiring compatibility with the Telcos' Networks, CIDCO's customers also demand high-quality products that are innovative, easy to use and have consumer appeal. The design, functionality and aesthetic characteristics of advanced telephone products can impact acceptance of Services by customers and have become important criteria to the Telcos in choosing companies with which to develop Fulfillment relationships. The Company intends to continue to emphasize quality, innovation and ease of use in its product design.

 Provide High Quality Support and Service
         The Company believes its ability to provide high-quality support and service is fundamental to its success in developing and retaining its Telco and other customer relationships. The Company intends to improve the quality of its support and service to Telco subscribers, who expect the same level of support and service that they receive from the Telcos. Telcos have become particularly more demanding in this regard over the past two years.

 Be a Low Cost Producer of Intelligent Network Subscriber Telephone Equipment
         The Company intends to benefit from its ability to reduce manufacturing costs by engineering products for high volume assembly and by stressing low cost manufacturing design while maintaining quality, consistency and reliability. The Company believes that its experience and acquired knowledge will permit it to achieve low manufacturing costs for its products, under current market conditions.


Products

         The Company introduced its first Caller ID unit in 1989. Since then, the Company has broadened its product family to include a variety of models including stand-alone Caller ID display units and Network Feature Phones with Caller ID capability built in. Through 1998, substantially all of the Company's sales were generated from its Caller ID based and Network Feature Phone products and Direct Marketing Services to Telcos.

         CIDCO's Caller ID and Network feature phone products display all transmitted information before the incoming phone call is answered and store the call information in memory. Among the features available on the Company's products are backlit screens for easy viewing, memory capacity for up to 100 calls, a "blocked call/new call" light, bilingual display, a "message waiting alert" light that indicates to a Network voice mail subscriber that new voice mail messages have been received and call disposition. The Company pioneered OTV(R) (one-time viewing), which allows the screen on the Company's Caller ID units to display all Caller ID information at one time. Additionally, some of the Company's latest products include Caller ID on Call Waiting or Caller ID Deluxe (Caller ID on Call Waiting with call disposition). Caller ID on Call Waiting allows the caller to utilize Caller ID Service to identify an incoming call while already engaged in another telephone conversation. Call disposition allows the user to make use of the following functions while already engaged in a telephone conversation: put the original call on hold and answer the new call, conference in the new call, play a short message and put the new call on hold, send the caller to voice mail or let the caller know the call will be returned later. The Company's Caller ID units are intended to be compatible with the major switches currently in use in the United States, including those manufactured by AT&T, Northern Telecom, Siemens A.G. and L.M. Ericsson.

         The Company's family of products includes the following principal models:

            Memory                                                   Typical
Model No.  Capacity                Product Features               Retail Price
---------  --------  ----------------------------------------  -----------------
PA-25      25 Calls  OTV(R)(One-Time Viewing); Bilingual;      $  9.95 - $ 19.99
                     New Call/Blocked Call Light;
                     LCD Contrast Adjustment; Compact Design.

SA-100     99 Calls  OTV(R); 2 Line Capable; Bilingual;        $ 49.95 - $ 59.99
                     New Call/Blocked Call Light;
                     LCD Contrast Adjustment; Compact Design.

CW-99      99 Calls  OTV(R); MEC(Multi-extension capability);  $ 29.95 - $ 39.99
(Type II             Type II Caller ID(CallerID/Call Waiting);
CallerID             New Call/Blocked Call Light; Bilingual;
Adjunct)             LCD Contrast Adjustment; Message Waiting
                     Alert Light.

DB-99      99 Calls  OTV(R), Type II CallerID; MEC; Bilingual  $ 34.95 - $ 49.99
(CW-99 w/            New Call/Blocked Call Light; Backlit LCD
dialback             with Contrast Adjustment; One-Touch
key)                 Dialback Key.

DM-80      80 Calls  OTV(R), Type II Caller ID, Voice Mail;    $ 49.95 - $ 69.99
(Type II             Trilight Alert; Bilingual; Message Waiting
CallerID             Alert Light; Pre-programmed Caller ID;
Adjunct w/           Call Waiting Deluxe(Call Disposition)
Call                 and Central Office Voice Mail Keys;
Disposition)         60 Number Directory; One-Touch Dialback Key.

CT5        50 Calls  Type I CallerID; Message Waiting Alert    $ 39.95 - $ 49.95
(CallerID            Light; Call Hold; Dial Number Displayed;
Feature              Dedicated Central Office Voice Mail Access
Phone)               Key; Redial Key.

CT15       40 Calls  Type II CallerID; Message Waiting Alert   $ 59.95 - $ 69.95
(CallerID            Light; Dial Number Displayed; Dedicated
Feature              Central Office Voice Mail Access Key;
Phone)               Redial Key.

CT250      50 Calls  OTV(R), New Call/Blocked Call Light;      $109.95 - $129.95
(CallerID            Message Waiting Alert Light; LCD Contrast
/Call Waiting        Adjustment; 9 Programmable Class Feature
Speakerphone)        Keys; Volume Adjustment; Busy Redial;
                     50 Number Personal Directory; Speakerphone;
                     Bilingual English/Spanish, English/French.

CL980      40 Calls  OTV(R); Bilingual; One-touch access to    $239.95 - $249.99
(CallerID            Central Office Voice Mail; Repeat Dialing;
/Call                Call  Forwarding; Type II CallerID; CallerID
Waiting              Deluxe; 50 Number Personal Directory; Message
Cordless             Waiting Indication/Visual Message Waiting;
Phone)               Line in Use Indicator Light; Charge Indicator
                     Light; Last Number Redial; One Way Page.

CST2100    50 Calls  Message Waiting Display; Platform for     $239.95 - $249.99
(ADSI                Visual Central Office Voice Mail,
Screenphone)         Home Banking, Stock Quotes, etc.; 14
                     One-Touch Speed Dial Keys; Directory
                     Stores 100 Entries Alphabetically;
                     Redial List Saves and Redials Last 7
                     Dialed Numbers; Auto Name-Matching
                     from Directory or Speed Dial List.


Distribution

         The Company's distribution strategy is to make its products available to potential end users through multiple distribution channels. These channels are:

 Direct Marketing Services Arrangements
         In 1998, the Company continued its cooperative marketing efforts with Southwestern Bell, Bell Atlantic, Pacific Bell, SNET, Sprint and U S WEST. With these efforts, the Company coordinates sales campaigns involving the use of consumer mailings and telemarketing to sell Telco Services that utilize the Company's products.

 Fulfillment Arrangements
         In 1998, the Company had Fulfillment arrangements with Bell Atlantic, Cincinnati Bell, Pacific Bell, Southwestern Bell and US WEST. In most instances, the Telco sales representatives sell both Network Services and CIDCO equipment to customers and transmit equipment orders to CIDCO electronically on a daily basis. The Company then ships its equipment directly to the customers and bills the Telco, which in turn bills its customers. As part of these Fulfillment relationships, CIDCO provides toll free after-sales service and support to help the customer understand how to utilize the Feature Service and equipment.

         The Company continually seeks to strengthen its current Telco marketing alliances and to develop new alliances. The Company has found through experience that sales of Feature Service and equipment are more successful when the customer can purchase both Feature Service and equipment from a single source, especially when payment for equipment can be made on an installment basis through the customer's phone bill. The Company has found that customer satisfaction with Feature Service is enhanced when the customer receives the equipment promptly after ordering the Service and is provided a toll free number for after-sales service and support.

 Direct Sales to Telcos
         Through its direct sales force, the Company sells Network Feature Service products in quantity to a number of Telcos, either under the CIDCO name or the respective Telcos' logo. The Company sells its products directly to most of the major independent Telcos in the United States; as well as to certain Canadian and international telephone companies.

 Direct Marketing Sales
         In 1997, the Company developed direct marketing programs for CIDCO branded Network Feature Phones. These programs involve catalog, direct mail, telemarketing, web commerce and direct response advertising directly to end users. In 1998, sales from these programs were $10.1 million. However, the cost of acquisition continues to increase as penetration rates increase. Consequently, the Company has decided to pursue this avenue of selling its products only to the extent that it can be done profitably and does not compete with its Telco partners.

 Retail Sales
         The Company maintains a minimal retail presence nationally. All of the Company's retail sales are made through manufacturers' representatives or distributors with the support of the Company's sales personnel.

 Significant Customers
         For the year ended December 31, 1998, sales to Southwestern Bell, Bell Atlantic and U S WEST represented 21.6%, 18.1% and 11.6%, respectively, of the Company's sales. In 1997, sales to Southwestern Bell, GTE and U S WEST represented 25.5%, 23.5% and 14.6%, respectively, of the Company's sales.


Product Development

         The Company's product development efforts are focused on new products that support additional Services, Internet/electronic messaging, product enhancements, international standards compliance and the continued improvement of hardware components to reduce manufacturing costs. The Company believes that product and technology leadership along with a low-cost offering are keys to long-term success in an industry that evolves as rapidly as the Telco equipment market does today. Furthermore, the Company believes that its future operating results will depend on its ability to continue to enhance existing products as well as to develop and bring new products to market in a timely manner, that meet market and customer requirements.

         In 1998, the Company organized product development into two primary product categories:

 Accessory Products and Network Feature Phones
         The Company's Accessory Products include a full line of Network Feature Service products aimed at the consumer residential market. In 1998, the Company focused its engineering efforts on making the current adjunct product line more cost effective. The Company offers a line of Network feature phones that deliver simplified and convenient access to Services. In 1998, the Company introduced an ADSI screen telephone, a Caller ID on Call Waiting corded telephone and a cordless Caller ID on Call Waiting telephone.

 Internet Appliances
         The Company's i-Phone division has been substantially discontinued due to the level of market development expense required over time for success with this product.

         To expand its product offerings for 1999 and beyond, CIDCO has plans to introduce appliances that will use the Internet/telephony networks to enable consumers to handle interpersonal communication in a non-PC environment. While CIDCO's i-Phone product was ahead of its time, selling it yielded some valuable market feedback. Management learned that the e-mail function on the i-Phone was perceived as the most valuable feature on the device and also the most commonly used function by many of its early adopters. To tap into this opportunity, CIDCO has plans to introduce in 1999 a simple, inexpensive, single-use e-mail device that will finally bring e-mail to the masses, especially to those who do not have access to or the need for a personal computer in their homes.

         The Company's product development groups are experienced in engineering products in the telecommunications industry. The Company's products utilize proprietary electrical, mechanical and software designs. The Company's ability to emulate various telephone switch-signaling characteristics through specially designed test equipment in its development facility, together with its field test program, enable it to develop products that are compatible with the various telephone networks.

         In 1998, 1997 and 1996, the Company's research and development expenditures were $10.8 million, $16.9 million and $13.2 million, respectively. Research and development expenses primarily have represented salaries for research and development personnel, associated personnel benefits and tooling and supplies for research and development activities.

         At December 31, 1998, 32 employees were engaged in product development. There can be no assurance that the Company's product development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product introductions by others.


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


Competition

         The market for the Company's products is highly competitive and subject to rapid technological change. At present, the Company's principal competitors for display units are Bell South Products, Northern Telecom and GE/Thomson ("GE"). The Company's Network Feature telephones compete with those manufactured by Lucent/Phillips, Northern Telecom, Panasonic, Sony, GE/Thomson, V-Tech and others. Certain of these companies have significantly more financial and technical resources than the Company. The Company's competitors also include in-house divisions of the Company's current and potential customers, as well as companies such as, Innotrac, offering specific services. In addition, competitors for the Company's phone products include both large Asian and European consumer electronics companies and smaller Asian and European manufacturers. If the Company's existing customers elect to perform the customer acquisition services currently undertaken by the Company through its Direct Marketing Services programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operation and financial condition could be adversely affected.

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

 Government Regulation
         The sale of Network Feature Services by Telcos is subject to regulation by state public utilities commissions and other regulatory authorities. Protests from special interest groups that object to Caller ID on the basis of privacy concerns have been effective in slowing down the regulatory approval process. To facilitate the implementation of Caller ID Service, many telephone companies already offer or plan to offer a "call blocking" Service. Under call blocking, callers can block the display of their numbers on a per-line or per-call basis. To date, all 50 states and Washington D.C. have implemented Caller ID regulations with per-call blocking, per-line blocking or both.


Patents, Proprietary Rights and Licenses

         The Company has acquired one U.S. patent related to core Caller ID technology, has two U.S. patents issued on its new Caller ID/Call Waiting extension protocol, and has a number of additional patents which address certain features and functions of the Company's products. The Company currently has a number of patent applications on file with the United States Patent and Trademark Office.

         A portion of the messaging technology used in the Company's products is based on a patent licensed from Lucent on a non-exclusive basis. Lucent reserved the right to use the technology for all purposes relating to businesses of Lucent and its subsidiaries, and receives royalties from sales of the Company's products other than to itself or the RBOCs. The Company paid royalties of $0.9 million, $2.0 million and $1.2 million to Lucent in 1998, 1997 and 1996, respectively. The Lucent license agreement has no expiration date but is terminable by either party for breach. If the Lucent license was terminated and the Company was unable to negotiate a new patent license agreement, the Company would no longer be authorized to manufacture or sell products in the United States which fall within the scope of the Lucent patent, other than to RBOCs or Lucent.

         The Company has a non-transferable, non-exclusive license agreement with Northern Telecom to utilize Northern Telecom's patents for Caller ID on Call Waiting technology. Under the agreement, the Company pays royalties to Northern Telecom for each licensed product sold, leased or put into use by the Company other than direct sales to Northern Telecom beginning January 1, 1997. The agreement also provided for a one-time payment in full satisfaction of royalties on all units incorporating Northern Telecom's patents, which were sold by the Company prior to January 1, 1997. Royalties incurred after January 1, 1997 are payable at a variable rate based on product type and number of units sold. Total Northern Telecom royalty expense incurred in 1998 and 1997 was $1.8 million and $0.6 million, respectively.

         The Company relies to a certain extent on trade secret laws to establish and maintain those proprietary rights which it believes are not reverse engineerable by third parties. Although the Company has obtained confidentiality agreements from its employees, including its key executives and engineers in its product development group, there can be no assurance that third parties will not independently develop the same or similar technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access. It is for this reason the Company has an internal legal department and is actively pursuing patent protection for its Research and Development efforts.

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

         The telecommunications industry, like many technology-based industries, is characterized by frequent claims and litigation involving patent and other intellectual property rights. The Company from time-to-time may be notified by third parties that they believe the Company may be infringing patents or other proprietary rights of third parties. The Company has in the past and may in the future have to seek a license under such patent or proprietary rights, or redesign or modify their products and processes in order to avoid infringement of such patent or other proprietary rights. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patent or proprietary rights, in which case the Company's business, financial condition and results of operations could be materially and adversely affected. Additionally, litigation may be necessary to protect the Company's proprietary rights. Any claims or litigation involving the Company's owned or licensed patents or other intellectual property rights may be time consuming and costly, or cause product shipment delays, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.



Employees

         At December 31, 1998, the Company employed 250 full-time persons, of whom 32 were engaged in product development, 21 in sales and marketing, 126 in customer service/call center, 26 in operations, 15 in information services and 30 in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.


Executive Officers

As of March 26, 1999, the executive officers of the Company are as follows:

 Name               Age Position
 -----------------  --- --------------------------------------------------------
 Paul G. Locklin    53  President, Chief Executive Officer and Chairman
                             of the Board of Directors
 Richard D. Kent    42  Chief Financial Officer, Chief Operating Officer
                             and Corporate Secretary
 William A. Sole    41  Executive Vice President, Worldwide Sales and Marketing

 Ian G. A. Laing    41  Executive Vice President, Network Phones and
                             Accessory Products
 Timothy J. Dooley  43  Executive Vice President, Strategic Business Development


 Paul G. Locklin,  President and Chief Executive Officer and Chairman of the
                       Board of Directors
        Paul G. Locklin returned to CIDCO in July of 1998. Mr. Locklin, a co-founder of CIDCO, was President, Chief Executive Officer, and a Director of the Company from 1989 to 1997. Prior to founding the Company with Mr. Robert Diamond, Mr. Locklin established PCI, an international electronics manufacturer that specialized in liquid crystal displays, wire bondable printed circuit substrates, and high-volume contract assembly. While at PCI, Mr. Locklin served as President and CEO. Previous to his time at PCI, Mr. Locklin held a research position for the Color and Chemical Division of Hercules Inc. Mr. Locklin received a Bachelor of Science in Marketing from California State University at Hayward.

 Richard D. Kent, Chief Financial Officer, Chief Operating Officer,
                      and Corporate Secretary
         Richard D. Kent joined CIDCO in June 1994 as Corporate Controller. After being promoted in January 1997, Mr. Kent served as Vice President of Finance and Chief Financial Officer. In July of 1998, Mr. Kent took on the additional duties of Chief Operating Officer and Corporate Secretary. Prior to joining CIDCO, he served as Corporate Controller of Radius, Inc., a computer peripheral manufacturer, and Wiltron Company, an automated test equipment manufacturer. Mr. Kent is a Certified Public Accountant and received Bachelor of Science in Business Administration with an emphasis in Finance and Accounting from University of California at Berkeley.

 William A. Sole, Executive Vice President, Worldwide Sales and Marketing
         William A. Sole joined CIDCO in April 1998 and serves as the Executive Vice President of Worldwide Sales and Marketing. Prior to joining CIDCO, Mr. Sole served as Vice President of Sales at Voysys, a maker of small business voice mail systems and integrated voice communication systems. During the two years prior to employment with Voysys, Mr. Sole held various senior sales and marketing positions at Wyse Technology. Mr. Sole received a B. A. in Materials Logistics Management from Michigan State University and a MBA from Pepperdine University.

 Ian G.A. Laing, Executive Vice President, Network Phones and Accessory Products
         Ian G. A. Laing joined CIDCO in July 1996 and serves as the Executive Vice President, Network Phones and Accessory Products. Prior to joining CIDCO, Mr. Laing spent over 16 years at AT&T in R & D, and general management assignments. He served as Director of Product Development for AT&T's consumer products, after holding the position of General Manager of AT&T's corded telephone business unit. Mr. Laing received a Bachelor of Science in Electrical Engineering from Rutgers University and a Masters of Science in Electrical Engineering from Stanford University.

 Timothy J. Dooley, Executive Vice President, Strategic Business Development
         Timothy J. Dooley joined CIDCO initially in September 1994, and served as Vice President, Sales, and later as Vice President and General Manager of the Accessory Products Division. Mr. Dooley now serves CIDCO as Executive Vice President of Strategic Business Development. Previously, he served in various capacities at GTE. Mr. Dooley received a B. A. in Business with an emphasis in Marketing from Washington State University.


Item 2.   Properties

         The Company's principal administrative, development, distribution and support facility is located in Morgan Hill, California and consists of a four building campus of approximately 111,000 square feet under leases that expire between October 1999 and March 2006. The Company owns a 3.24-acre parcel in the same business park. The Company also leases approximately 6,500 square feet of storage space in Morgan Hill, California under a lease that expires in June 1999. The Company is currently renegotiating this lease. The Company leases approximately 1,100 square feet of office space in Palo Alto, California under a lease that expires in November 2002. In addition, the Company retains storage space in Salinas, California based on square footage used during the month payable on a month-to-month basis.


Item 3.   Legal Proceedings

         PhoneTel Communications, Inc. filed a complaint in August 1998 in Federal District Court in Texas, alleging that CIDCO Worldwide, Inc. (an affiliate of the Company) and 14 other defendants violated one or more of PhoneTel's telephony patents. The complaint has not been served on the Company pending the completion of current discussions between PhoneTel and the Company, and thus litigation has not commenced. Although this matter is at an early stage, management believes that the Company has not infringed any of PhoneTel's patents, and that it will prevail in any litigation which may proceed from this complaint. Management of the Company currently believes that the outcome of this matter and the ultimate effect, if any, on the Company's consolidated financial position, results of operations, or cash flows will be immaterial.

         In the ordinary course of business, the Company may be involved in other legal proceedings. As of the date hereof, the Company is not a party to any other pending legal proceedings that it believes will materially affect its financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

         Not applicable.






                                    Part II.


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CDCO.

         The following table sets forth for the periods indicated the high and low closing sales price per share of Common Stock on The Nasdaq Stock Market as reported by Nasdaq:

1997                                                         High          Low
----                                                       -------       -------
1st Quarter ........................................       $ 18.06       $ 12.00
2nd Quarter.........................................       $ 15.88       $ 12.75
3rd Quarter.........................................       $ 22.07       $ 12.81
4th Quarter.........................................       $ 22.38       $ 17.00

1998
----
1st Quarter.........................................       $ 20.25       $  9.25
2nd Quarter.........................................       $  9.44       $  4.63
3rd Quarter.........................................       $  5.00       $  1.78
4th Quarter.........................................       $  3.50       $  1.38

         As of December 31, 1998, there were 144 holders of record of the Company's Common Stock, which does not include those beneficial owners whose shares are held in street or nominee name.

         The Company's loan agreements prohibit the payment of dividends without the lender's consent. The Company's policy is to utilize available cash in operations and accordingly does not expect to pay dividends.

         On January 27, 1999, the Company announced plans to purchase up to two million shares of its outstanding Common Stock. As of March 3, 1999, the Company had repurchased 698,000 shares at an aggregate purchase price of $3.1 million.






Item 6.  Selected Financial Data
(in thousands, except per share data)
                                           Year ended December 31,
                               -----------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
Statement of Operations Data:
  Sales ...................... $174,703  $257,033  $215,197  $193,668  $100,290
  Research and development ...   10,821    16,859    13,170     9,709     5,175
  Income(loss) from
     operations(1) ...........  (62,052)   18,363    27,236    36,491    19,124
  Net income(loss)(1) ........  (51,439)   12,910    18,523    22,613    11,657
  Basic earnings(loss)
     per share(2) ............ $  (3.66) $   0.93  $   1.30  $   1.60  $   0.93
  Diluted earnings(loss)
     per share(2) ............ $  (3.66) $   0.90  $   1.21  $   1.51  $   0.87
  Common shares outstanding(2)   14,049    13,948    14,284    14,135    11,922
  Common shares assuming
     dilution(2) .............   14,049    14,340    16,893    14,979    12,833
  Dividends .................. $    --   $    --   $    --   $    --   $    --


                                               As of December 31,
                               ------------------------------------------------
                                 1998      1997      1996      1995      1994
                               --------  --------  --------  --------  --------
Balance Sheet Data:
  Cash and cash equivalents .. $ 12,349  $ 48,253  $ 26,509  $ 19,290  $ 28,224
  Short-term investments .....   13,975    26,486    38,560    21,342    19,936
  Working capital ............   70,238   112,980   110,469    91,355    74,003
  Total assets ...............  107,667   173,428   152,613   127,151   108,598
  Stockholders' equity ....... $ 80,402  $130,730  $128,846  $106,214  $ 81,306



QUARTERLY DATA:
(in thousands, except per share data; unaudited)

                                             Year ended December 31, 1998
                                      -----------------------------------------
                                        First     Second      Third     Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                      --------   --------   --------   --------
  Sales ............................  $ 69,354   $ 43,387   $ 31,338   $ 30,624
  Gross margin .....................    17,299     10,397     (3,481)     6,712
  Loss from operations(1) ..........   (10,094)   (10,639)   (36,339)    (4,980)
  Net loss(1) ......................    (5,361)    (5,987)   (35,333)    (4,758)
  Basic loss per share(2) ..........  $  (0.38)  $  (0.43)  $  (2.51)  $  (0.34)
  Diluted loss per share(2) ........  $  (0.38)  $  (0.43)  $  (2.51)  $  (0.34)

                                             Year ended December 31, 1997
                                      -----------------------------------------
                                        First     Second      Third     Fourth
                                       Quarter    Quarter    Quarter    Quarter
                                      --------   --------   --------   --------
  Sales ............................  $ 77,030   $ 58,288   $ 51,079   $ 70,635
  Gross margin .....................    34,247     27,049     22,662     31,402
  Income from operations ...........     6,869      4,210      2,005      5,279
  Net income .......................     4,397      3,041      1,746      3,727
  Basic earnings per share(2) ......  $   0.31   $   0.22   $   0.13   $   0.27
  Diluted earnings per share(2) ....  $   0.30   $   0.22   $   0.12   $   0.26

(1) 1998 Operating Loss includes one-time charges of $29.2 million primarily for restructuring and obsolete inventory write-offs. First quarter 1998 loss includes one-time charges of $2.7 million. Third quarter 1998 loss includes one-time charges of $26.5 million.
(2) For an explanation of the number of shares used to compute earnings per share, see Note 2 of Notes to Financial Statements. All earnings per share data have been computed in accordance with the provisions of FAS 128 that the Company was required to adopt in the quarter ended December 31, 1997. Prior periods have been restated to conform to the provisions of FAS 128.





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

         Historically, the Company's primary sales and distribution channels have been Direct Marketing Services, Fulfillment, Direct to Telco, and, to a lesser extent, international accounts, Retail, and OEM customers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships on the Telco's behalf an adjunct product or a phone product to each customer "acquired" through the campaign. Fulfillment sales occur when the Company receives an order and ships the requested product directly to the customer. In the case of Fulfillment sales, the Telcos generate orders by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Direct Marketing Services programs. Direct Marketing Services sales totaled 32%, 49%, and 25% of sales in 1998, 1997 and 1996, respectively. Fulfillment sales accounted for 34%, 35%, and 43% of sales in 1998, 1997 and 1996, respectively.

         As a result of operating losses incurred in the first six months of 1998, the Company adopted a new business strategy focusing on its core telephony products and services. The Company decided that its core business cannot successfully fund the level of market development expense required over time for success in marketing the i-Phone and has substantially discontinued operation of its i-Phone division, taking a restructuring charge in the third quarter of $19.9 million. As part of the Company's change in direction, Co-Founder and Chairman of the Board of Directors, Paul G. Locklin, returned to the Company as its President and Chief Executive Officer in the third quarter of 1998.

         This Report contains forward-looking statements that reflect the Company's current views with respect to future events that may impact the Company's results of operations and financial condition. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.






Results of Operations

         The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                                         Year ended December 31,
                                                        ------------------------
                                                         1998     1997     1996
                                                        ------   ------   ------
 Sales ..............................................   100.0%   100.0%   100.0%
 Cost of sales ......................................    82.3     55.1     55.7
                                                        -----    -----    -----
 Gross margin .......................................    17.7     44.9     44.3

 Operating expenses:
   Research and development .........................     6.2      6.6      6.1
   Selling and marketing ............................    30.6     27.6     22.2
   General and administrative .......................     5.0      3.6      3.4
   Restructuring ....................................    11.4      --       --
                                                        -----    -----    -----
                                                         53.2     37.8     31.7
                                                        -----    -----    -----
 Income (loss) from operations ......................   (35.5)     7.1     12.6

 Other income (expense):
 Interest income ....................................     2.1      1.1      3.1
 Interest expense ...................................     --       --      (1.4)
                                                        -----    -----    -----
                                                          2.1      1.1      1.7
                                                        -----    -----    -----
 Income (loss) before income taxes ..................   (33.4)     8.2     14.3
 Provision (benefit) for income taxes ...............    (4.0)     3.2      5.7
                                                        -----    -----    -----
 Net income (loss) ..................................   (29.4)%    5.0%     8.6%
                                                        =====    =====    =====


1998 Compared to 1997

 Sales
         Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Direct Marketing Services, less reserves for non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales decreased 32% to $174.7 million in 1998 from $257.0 million in 1997, primarily due to the 33% decrease in average sales price per adjunct unit. This pricing decrease was due to competitive pricing pressures from both Asian suppliers to the United States market and certain domestic suppliers as well as a decline in Direct Marketing programs. Prices have stabilized since Asian currencies stopped their decline against the US Dollar. It is expected that future price declines will be dependant on currency exchange rates and the health of the Asian economy. Additionally, the Company's adjunct unit sales decreased 25% to 5.4 million units in 1998 from 7.2 million units in 1997, primarily arising from the decline in Fulfillment sales and the Telco customers shifting focus from adjuncts to integrated Network Service phones. These declines were partially offset by the increase in phone unit sales to 0.9 million units in 1998 from 0.4 million units in 1997. Direct Marketing Services programs decreased to 32% of sales in 1998 from 49% in 1997. This decline in Direct Marketing Services business results from increased penetration levels in feature Services in various marketing areas making new subscribers increasingly difficult and expensive to acquire. Also, the Company chose not to participate in risky low margin agency programs. While the Company expects this Agency business trend to continue with respect to adjunct sales into 1999 and beyond, the Company also believes that sales of Network Feature phones will increase thereby mitigating the effect of this trend.

 Gross Margin
         Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, all costs associated with procuring and warehousing the Company's inventory, and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales decreased to 17.7% in 1998 from 44.9% in 1997 due to the overall decrease in average sales prices and the extensive liquidation of discontinued products. One-time charges attributable to inventory liquidation were $9.3 million in 1998 or 5.3% as a percentage of sales. These were offset by royalty expense, which declined in 1998 to $2.9 million compared with $3.9 million in 1997, due to the renegotiation of a component licensing agreement such that there was no royalty payable in 1998. Royalties payable to other patent holders remained approximately the same in 1998 as in 1997. Although gross margins vary due to changes in sales mix by distribution channel and product mix, the Company expects that gross margins will range from 20% to 30% in 1999.

 Research and Development Expenses
         Research and development expenses include salaries for personnel, associated benefits, and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments in tooling. Research and development expenses decreased 36% to $10.8 million in 1998 from $16.9 million in 1997 due primarily to decreased spending on new development projects and the decline of equity losses in InfoGear, Inc. Additionally, the Company discontinued the i-Phone division in the last quarter of 1998, resulting in research and development personnel reductions and the writing-off of substantially all related assets. Research and development expenses as a percentage of sales decreased to 6.2% in 1998 from 6.6% in 1997. The Company expects research and development expenses will range between 5% and 6% of sales in 1999.

 Selling and Marketing Expenses
         Selling and marketing expenses include acquisition costs, personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased to $53.6 million in 1998 from $70.9 million in 1997 and as a percentage of sales increased to 30.6% in 1998 from 27.6% in 1997. The absolute dollar decrease in selling expenses was due principally to the lower levels of advertising and telemarketing expenses associated with the decrease in the Company's Direct Marketing Services sales. The Company anticipates that selling and marketing expenses as a percentage of sales will decline in 1999 due to planned reduction in acquisition sales programs.

 General and Administrative Expenses
         General and administrative expenses include salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $8.7 million in 1998 from $9.3 million in 1997 and as a percentage of sales increased to 5.0% in 1998 from 3.6% in 1997. The absolute dollar decrease reflects decreased legal and human resources costs. The Company believes that general and administrative expenses will decrease in 1999.

 Restructuring
The Company incurred a pretax restructuring charge of $2.7 million in the first quarter of 1998 as it implemented several streamlining programs, including combining certain marketing and operations functions, restructuring research and development activities and discontinuing certain products, resulting in asset write-downs and the elimination of approximately 100 positions. On July 22, 1998, the Company implemented a new business strategy focusing on core telephony products and services, and a restructuring plan that resulted in one-time charges of $17.2 million in the third quarter of 1998. The Company's restructuring plan has significantly reduced its personnel and resource costs throughout the core business. As part of this strategy and restructuring plan, during the second half of 1998, the Company explored strategic alternatives with regard to its i-Phone Division, including the possible spin-out, sale or wind-down of the division in significant part due to the high level of marketing, sales and research and development expense that would be required to develop the market for these products and services. As of December 31, 1998, the Company sold a relatively minor amount of these assets and has discontinued operation of the Division, including laying-off substantially all of the Division's employees. The Company will continue to attempt to sell certain assets of the Division and will continue to sell its i-Phone inventory until the current stock and related components are depleted. The restructuring has reduced permanent headcount from the prior year's level by approximately 41% as the Company focuses on its core telephony products and services business.

 Other Income (Expense)
         Other income in 1998 includes interest income from the investment of available cash balances, royalties from the licensing of technology and proceeds from the sale of future production rights to a next-development-model i-Phone.

     Provision for Income Taxes The provision (benefit) for income taxes reflects an effective tax rate of (11.9)% in 1998 and 39% in 1997. The Company expects no tax provision in 1999 due to a loss carry-forward from 1998.



1997 Compared to 1996

 Sales
         Sales increased 20% to $257.0 million in 1997 from $215.2 million in 1996, primarily due to higher unit sales of the Company's adjunct products through the Company's Direct Marketing Services programs for Caller ID Services on behalf of GTE and Fulfillment sales to U S WEST and Nynex customers. Additionally, the Company's introduction of its CST-2000, a large format screen phone, contributed to sales growth in the second half of 1997. These increases were partially offset by a decrease in unit sales of phones sold to Ameritech and lower average selling prices across the Company's product line due to competitive pricing pressures from both Asian suppliers to the United States market and certain domestic suppliers. The total Fulfillment business (i.e., Direct Marketing Services plus Fulfillment) grew to 84% of sales in 1997 from 70% of sales in 1996. This was primarily due to growth in Direct Marketing Services programs that increased to 49% of sales in 1997 from 26% in 1996.

 Gross Margin
         Royalty expense in 1997 was $3.9 million compared with $2.1 million in 1996 due to the increased volume of adjunct sales to non-RBOC Telcos. Gross margin as a percentage of sales increased nominally to 44.9% in 1997 from 44.3% in 1996. Higher gross margins for Direct Marketing Services programs were partially offset by declines in average selling prices of adjunct units and the liquidation of inventory of several older model telephones through aggressive price reductions.

 Research and Development Expenses
         Research and development expenses increased 28% to $16.9 million in 1997 from $13.2 million in 1996, due primarily to increased spending on personnel and new development projects such as the ADSI large format screen phone, cordless telephones and advanced screen phones which provide access to the Internet. The Company recognized $2.4 million of expense in 1997 related to the Company's equity in losses of InfoGear, which developed software for the Company's initial i-Phone product. Research and development expenses as a percentage of sales increased to 6.6% in 1997 from 6.1% in 1996.

 Selling and Marketing Expenses
         Selling and marketing expenses increased to $70.9 million in 1997 from $47.7 million in 1996 and as a percentage of sales increased to 27.6% in 1997 from 22.2% in 1996. These increases were due principally to the higher levels of advertising and telemarketing expenses associated with the Company's Direct Marketing Services sales and, to a lesser extent, the Company's own direct marketing for its screen phone products.

 General and Administrative Expenses
         General and administrative expenses increased to $9.3 million in 1997 from $7.3 million in 1996 and as a percentage of sales increased to 3.6% in 1997 from 3.4% in 1996. These increases reflect increased legal, human resources, relocation and information systems costs. The 1997 results also reflect a one-time charge for contractually obligated expenses incurred as a part of the relinquishment of day-to-day duties of certain executives that occurred in the first quarter of 1997.

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



Liquidity and Capital Resources

         The Company's cash and cash equivalents decreased $35.9 million during 1998 primarily from cash used by operations of $39.2 million and the purchase of property and equipment of $10.3 million, offset by the sale of short-term investments and the Company's treasury stock of $13.6 million. Cash used by operations of $39.2 million resulted primarily from the net loss of $51.4 million, an increase in taxes receivable of $18.4 million, a decrease in accounts payable of $17.4, an increase in inventory and other current assets of $10.3 million and a decrease in taxes payable of $1.6 million, offset by a decrease in accounts receivable of $30.4 million, a decrease in deferred taxes of $11.1 million, retirement of property and equipment of $10.3 million, an increase in accrued liabilities of $3.6 million, non-cash depreciation of $2.9 million and write-off of investment in affiliate of $1.6 million.

         The Company had working capital of $70.2 million at December 31, 1998, as compared to $112.9 million at December 31, 1997. The decrease in the working capital was due to the decreases in cash and cash equivalents, short-term investments and accounts receivable, offset by the decrease in accounts payable. The Company's current ratio decreased to 3.6:1, as of December 31, 1998, from 3.7:1, as of December 31, 1997.

         The Company has a line of credit for up to $25 million. Borrowings under the line bear interest at 0.25% below the bank's base rate and the interest is payable monthly. The bank's base rate was 7.75% per annum at December 31, 1998. Borrowings under the line are unsecured. As of December 31, 1998, the Company had not borrowed any funds under the line. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. Letters of credit secured by this line totaled $8,600 as of December 31, 1998. As of the end of 1998, the Company had violated the covenant of profitability. The bank has waived this violation and the line is currently being renegotiated to $15 million and secured by substantially all of the Company's assets bearing interest at the banks base rate.

         On January 27, 1999, the Company announced plans to purchase up to two million shares of its outstanding Common Stock. As of March 3, 1999, the Company had repurchased 698,000 shares at an aggregate purchase price of $3.1 million.

         The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. The Company believes its 1999 capital expenditures will be approximately $5.0 million. The 1999 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.


Factors That May Affect Future Results

 Dependence on Caller ID and Maturation of Market
         Approximately 65%, 84% and 68% of the Company's revenues during 1998, 1997 and 1996, respectively, came from the Company's Direct Marketing Services and Fulfillment programs for Caller ID adjunct and, to a lesser extent, telephone products and customer acquisition services through Telcos. The size of the overall market for Caller ID products and Services is a function of the total number of potential subscribers with Caller ID-enabled telephone lines and the rate of adoption of Caller ID Services, or the "penetration rate," among those subscribers. Based upon the Company's projections of penetration rates, the Company believes that the annual market for new Caller ID subscribers in the United States may have peaked in 1997, with a resulting leveling off in Caller ID sales to new subscribers expected in 1998 and beyond. Customer adoption of Caller ID Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Caller ID, the perceived value of the Services to end users, including the extent to which other end users have also adopted and/or not blocked Caller ID Services, and the end user cost for the Services. There can be no assurances that Telcos will continue to promote Caller ID, that Caller ID Services will gain market acceptance or that, in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Caller ID Service has not been achieved for the entire domestic United States market, one or more regional markets may become saturated. Further, the market for Caller ID adjunct products may be eroded as Caller ID functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Caller ID, whether due to reduced promotion of such Services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Caller ID Services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Direct Marketing Services arrangements to obtain incremental end user adoption of Caller ID Services increases, which may result in pressures on the Company's profitability.

 Dependence on Telcos; Concentrated Customer Base
         A significant portion of the Company's revenues is derived from a small number of Telcos. During 1998, 1997 and 1996 respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 62% (four customers), 77% (four customers) and 68% (three customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers and no on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse affect on the Company's business, results of operations or financial condition.

         The Company's sales and operating results are substantially dependent on the extent of, and the timing of, this relatively small number of Telcos' respective decisions to implement and from time-to-time promote Caller ID, Caller ID on Call Waiting and other Services on a system-wide or regional basis. The extent to which the Telcos determine to implement and/or from time-to-time promote Services may be affected by a wide variety of factors, including regulatory approvals, technical requirements, budgetary constraints at the Telcos, consolidation among Telcos, market saturation for the Services, the profitability of the Services to the Telcos, market acceptance for the Services and other factors. The Company typically has little control over any of these factors. There can be no assurances that the Telcos will continue to implement and/or promote Caller ID or other Services, or that the Company's product and program offerings will be selected by the Telcos. Moreover, the Company believes that certain Telcos have begun to perform for themselves the customer acquisition services currently undertaken by the Company through its Direct Marketing programs, rather than through third parties such as the Company. The continuation of this trend among the Telcos could have a material adverse affect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog and its quarterly results are substantially dependent on the Telcos' implementation and/or promotion of Services on a system wide or regional basis during each quarter. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. As result, to the extent that the Telcos delay the implementation and/or promotion of these Services which were anticipated for a particular quarter, the Company's sales and operating results in that quarter may be materially and adversely affected.

 New Product Introduction; Technological Change
         The telecommunications industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and changing industry standards which may render existing products and Services obsolete. The Company's future success will depend in large part on its ability to timely develop and introduce new products and services which keep pace with, and correctly anticipate, these changes and which meet new, evolving market standards and changing customer requirements, as well as its ability to enhance and improve existing products and services. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. There can be no assurance that the Company's existing markets will not be eroded or that the Company will be able to correctly anticipate and/or timely develop and introduce products and services which meet the requirements of the changing marketplace or which achieve market acceptance. If the Company is unable to develop and introduce products and services which timely meet the changing requirements of the marketplace and achieve market acceptance, the Company's business, results of operations or financial condition may be materially and adversely affected.

         In particular, the Company is seeking to expand its product offerings into a new business area, Internet/E-Mail Appliances, and expects to devote a significant portion of its research and development resources on developing an "e-mail appliance" which would allow electronic messaging via an easy-to-use device. These are significantly new areas for the Company and its existing research and development, sales and marketing personnel. There can be no assurances that the Company will be successful in timely developing such products or that, if developed, there will be a market for such products. Moreover, there can be no assurances that the Company's existing personnel will have the skills necessary to timely develop, market and sell products for this market or that, if it becomes necessary to do so, the Company will be able to hire the necessary skilled personnel to develop, market and/or sell products in these new areas.

         Significant undetected errors or delays in new products or releases may affect market acceptance of the Company's products and could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurances that, despite testing by the Company or its customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrences could have a material adverse effect on the Company's business, results of operations or financial condition. Further, if the Company were to experience delays in the commercialization and introduction of new or enhanced products, if customers were to experience significant problems with products or if customers were dissatisfied with product functionality or performance, this could have a material adverse effect on the Company's business, results of operations or financial condition.

 Fluctuations in Quarterly Revenues and Operating Results
         The Company has experienced in the past, and may experience in the future, significant fluctuations in sales and operating results from quarter to quarter as a result of a variety of factors, including the timing of orders for the Company's products from Telcos and other customers; the success of the Company's own direct marketing programs, in particular, deriving adequate sales volumes while controlling related costs; the addition or loss of distribution channels or outlets; the impact on adoption rates of changes in monthly end-user charges for Services; the timing and market acceptance of new product introductions by the Company or its competitors; increases in the cost of acquiring end-user customers for Services and the resulting effects on operating expenses; technical difficulties with Telco Networks; changes in the Company's product mix or sales mix by distribution channel that may affect sales prices, margins or both; technological difficulties and resource constraints encountered in developing, testing and introducing new products; uncertainties involved in the Company's entry into markets for new Services; disruption in sources of supply, manufacturing and product delivery; changes in material costs; regulatory changes; general economic conditions, competitive pressures, including reductions in average selling prices and resulting erosions of margins; and other factors. Accordingly, the Company's quarterly results are difficult to predict until the end of each particular quarter, and delays in product delivery or closing of expected sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

 Need to Develop Alternative Distribution Channels
         Historically, the Company's Telco customers have been the primary distribution channel for the Company's products. However, the Company is seeking to diversify its distribution channels toward direct-to-end-user, retail and other alternate distribution channels to the extent such channels do not conflict with current Telco partnerships, with the goals of broadening the Company's market opportunities and adding predictability to the Company's quarter-by-quarter revenues. Moving into these new channels may involve a number of risks, including, among other things, the establishment of new channel relationships and presence, the cost of creating brand awareness and end-user demand in the new channels, the viability of the Company's product offerings in the new channels and managing conflicts among different channels offering the Company's products. There can be no assurance that the Company will be successful in identifying and exploiting alternate distribution channels or in addressing any one or more of these risks. If the Company is not successful, it may lose significant sales opportunities and will continue to be substantially dependent upon the Telco channel for sales of its products.

 Risks Related to Contract Manufacturing; Limited Sources of Supply
         The Company's products are manufactured for the Company by third parties that are primarily located in Malaysia, China and Thailand. The use of third parties to manufacture products involves a number of risks, including limited control over production facilities and schedules and the management of supply chains for the manufactured products. Moreover, reliance on contract manufacturers in foreign countries subjects the Company to risks of political instability, financial instability, expropriation, currency controls and exchange fluctuations, and changes in tax laws, tariffs and rules. See "Risks Relating to International Sales." Many of the key components used in the Company's products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that the Company cannot quickly obtain additional supply without incurring significant incremental costs. In general, the Company does not have supply contracts with its suppliers and orders parts on a purchase order basis. The Company's inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, results of operations and financial condition.

 Dependence on Key Personnel; Hiring and Retention of Employees
         The Company's continued growth and success depend to a significant extent on the continued services of its senior management and other key employees and its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. None of the Company's employees is subject to a long-term employment agreement. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company may experience increased compensation costs in order to attract and retain skilled employees.

 Risks Relating to International Sales
         The Company has had relatively limited international sales to date. However, the Company believes that international sales, particularly in Latin America, Asia-Pacific and Europe, may represent an increasing percentage of the Company's sales in the future. The Company's future success will depend in part on its ability to compete in Latin America, Japan and elsewhere in the Asia-Pacific region, and in Europe, and this will depend on the continuation of favorable trading relationships between the region and the United States. The Company's entry into international markets will likely require significant management attention and may require significant engineering efforts to adapt the Company's products to such countries' telephone systems. Moreover, the rate of customer acceptance of Network Feature Services in areas outside of the United States is highly uncertain. There can be no assurance that the Company's Network Feature products will gain meaningful market penetration in target foreign jurisdictions, whether due to local consumer preferences, local regulatory requirements, technological constraints in the local Networks, the extent to which the local Telcos determine to promote Network Feature Services, or other factors. Dependence on revenues from international sales involves a number of inherent risks, including new or different regulations, economic slowdown and/or downturn in the general economy in one or more local markets, international currency fluctuations, general strikes or other disruptions in working conditions, political instability, trade restrictions, changes in tariffs, the difficulties associated with staffing and managing international operations, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. International sales will also be impacted by the specific economic conditions in each country.

 Management of Infrastructure
         The Company's future success will require, among other things, that the Company continue to improve its operating and information systems. In particular, the Company must constantly seek to improve its order entry and tracking and product fulfillment service capabilities and systems in order to retain and/or obtain Telco customers. The failure of the Company to successfully manage and improve its operating and information systems may adversely affect both the Company's ability to obtain and/or retain its Telco customers and accordingly, could have a material adverse effect on the Company's business, results of operations or financial condition.

 Competition
         The telecommunications industry is an intensely competitive industry with several large vendors that develop and market Network Feature products. Certain of these vendors have significantly more financial and technical resources than the Company. The Company's competitors include in-house divisions of the Company's current and potential customers, as well as companies offering specific services and large firms. In addition to U.S. companies, competitors for the Company's phone products include both large Asian and European consumer electronics companies and smaller Asian and European manufacturers. If the Company's existing customers perform directly the customer acquisition services currently undertaken by the Company through its Direct Marketing Services programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operation and financial condition could be adversely affected. The introduction of new competitive products into one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition.

 Limited Protection of Intellectual Property;
               Risk of Third-Party Claims of Infringement
         The Company has patent protection on certain aspects of its existing technology and also relies on trade secret protection, copyrights, trademarks and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's protective measures will be adequate to protect the Company's proprietary rights, that others have not or will not independently develop or otherwise acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. In addition, the laws of certain countries in which the Company's products may from time-to-time be sold may not protect intellectual property rights to the same extent as the laws of the United States.

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

 Possible Volatility of Stock Price
         The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to the technology industry or the telecommunications industry in particular. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.


Year 2000 Compliance

     The  information   provided  below   constitutes  a  "Year  2000  Readiness
Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs (for example, 98=1998), and the assumption of a single century, namely the 1900s. A program created with this assumption may read or attempt to read "00" as the year 1900. If computer or information systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact to the operations of a company who is not sufficiently prepared. To minimize the possibility and extent of such an impact to CIDCO's operation, CIDCO has put into place a formal Year 2000 Compliance
Project that focuses on four key readiness areas: (1) product readiness, addressing CIDCO's product functionality; (2) internal infrastructure readiness, addressing internal information systems and non-information technology systems;
(3) supplier  readiness,  addressing the  preparedness of our supplier base; and
(4) customer readiness; addressing the preparedness of our customer base. CIDCO has appointed a Year 2000 Compliance Officer, and for each readiness area, a task force is systematically performing company-wide risk assessment and contingency planning, conducting testing and remediation, and communicating with employees, suppliers, customers and third-party business partners to uncover problem areas and develop action plans related to the Year 2000 problem. Below are overviews of each readiness area and CIDCO's progress thereon for becoming ready for the Year 2000.

Product Readiness
         The Company has completed its review of Year 2000 issues with respect to its product line. The Company's telephones, telephone adjuncts and accessories, and other such communication products, with the exception of one PBX product, do not calculate dates or rely upon software that calculates dates. Any date information that is displayed on all but one of our products is provided by the telephone company Service provider over the provider's Network, and only month and day information is sent by the Network and displayed by the products. Additionally, the user can set the date information in two (2) of our current products. In other words, our products simply display the date information that the telephone company provides, or in some cases, the date information that a user inputs. Accordingly, Year 2000 issues are not relevant to the functionality of these products. For the one product that calculates dates, the Voysconnect PBX System, for the purpose of time stamping telephone calls received, the related software will, under normal use, record and process calendar dates falling on or after January 1, 2000 with the same functionality, data integrity and performance as the software records and processes calendar dates on or before December 31, 1999. In any future products developed by or for the Company that may calculate or utilize date information, the Company will take steps to require Year 2000 compliance.

Internal Infrastructure Readiness
         An assessment of internal information systems, hardware and software is in process. The Company has migrated to a new software platform for its enterprise-wide accounting and management system, which is warranted to be Year 2000 compliant. For other systems, the Company is in the process of identifying non-compliant systems, has established a schedule for prioritized system compliance, and is in the process of executing the Compliance Project. In addition to applications and information technology systems, the Company is testing and developing remediation plans for embedded systems, facilities and other operations. One particular area of activity will be in examining, testing and reviewing the interfaces between the Company's various internal systems, some of which may not currently be Year 2000 compliant. The Company expects all systems to be compliant by no later than July 1999.

Supplier Readiness
         This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's ability to continue providing products and services, and (2) the Year 2000 compliance of suppliers in their internal operations. The Company is contacting all its material suppliers. The Company has received responses from many of its preferred suppliers and anticipates that the majority of suppliers will respond and provide the Company with the requested information. Supplier issues that potentially affect the Company's operations and products are targeted to be resolved by July 1999. The Company has informed its suppliers that it will reevaluate its business relationship with any supplier who either fails to respond or cooperate with this project, or who fails to certify as to Year 2000 compliance by July 1999.

Customer Readiness
         This program is focused on minimizing the risk associated with our customers in two areas: (1) a customer's ability to continue ordering and utilizing the Company's products and services, and (2) the Year 2000 compliance of customers in their internal operations, especially with respect to Electronic Data Interchange ("EDI") with the Company. The Company is contacting all its significant customers. The Company has received responses from some of its customers and anticipates that the majority of customers will respond and provide the Company with the requested information. Customer issues that potentially affect the Company's sales of products and services are targeted to be resolved by September 1999.

     Risk Factors, Costs and Contingency Planning: The Company's Year 2000 project is currently in the assessment phase and, with respect to certain information systems, in the remediation and contingency planning phases. The Company believes that its greatest potential risks are associated with the systems of the Company's suppliers, and secondarily, problems associated with the Company's information systems and systems embedded in its operations and infrastructure. Additionally, it is possible that one or more of the Company's Telco customers may choose to defer the commencement of programs that they would ordinarily start in the last quarter of 1999 or the first quarter of 2000. Such a decision could have a detrimental impact upon the Company's revenue for those quarters.

     With respect to suppliers and information systems, the Company is at the intermediate stage of assessment and cannot predict whether significant problems will be identified. Accordingly, the Company is not yet in a position to determine the extent of contingency planning that may be required and has not yet developed contingency plans for many systems. However, based on the status of the assessment made and remediation plans developed to date, the Company currently does not believe that problems identified will pose significant issues, or that such costs will exceed $1,000,000. Once the Company has completed its assessments, developed remediation plans for all problems, developed contingency plans, and completely implemented and tested its remediation plans, it will be better able to estimate remediation costs, and it will provide such estimates at that time.

     As the Year 2000 Compliance Project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in time, or may find that the costs of these activities exceed current expectations. In many cases, the Company will be in a position of relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.



Item 7A     Quantitative and Qualitative Disclosure About Market Risk

         Management believes that the market risk associated with the Company's market risk sensitive instruments as of December 31, 1998 is not material, and therefore, disclosure is not required.

Item   8.   Financial Statements and Supplementary Data

Index to Financial Statements:

Financial Statements:                                                       Page

    Report of Independent Accountants ........................................27
    Balance Sheet at December 31, 1998 and 1997 ..............................28
    Statement of Operations for the three years
        ended December 31, 1998 ..............................................29
    Statement of Stockholders' Equity for
        the three years ended December 31, 1998 ..............................30
    Statement of Cash Flows for
        the three years ended December 31, 1998 ..............................31
    Notes to Financial Statements ............................................32

Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts ..........................42

     All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the financial statements or the notes thereto.











                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIDCO Incorporated

In our opinion, the financial statements in the above index present fairly, in all material respects, the financial position of CIDCO Incorporated at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
San Jose, California
January 26, 1999





                               CIDCO INCORPORATED
                                  BALANCE SHEET
                      (in thousands, except per share data)

                                                              December 31,
                                                        -----------------------
                                                           1998          1997
                                                        ---------     ---------
ASSETS
Current assets:
Cash and cash equivalents ........................      $  12,349     $  48,253
Short-term investments ...........................         13,975        26,486
Accounts receivable, net of allowances for
     doubtful accountsof $1,885 and $3,301 .......         27,689        58,082
Inventories ......................................         22,086        12,904
Deferred tax asset ...............................          1,490        11,808
Income tax refund receivable .....................         18,367           --
Other current assets .............................          1,547         1,306
                                                        ---------     ---------
   Total current assets ..........................         97,503       158,839

Property and equipment, net ......................          9,691        12,591
Other assets .....................................            473         1,998
                                                        ---------     ---------
                                                        $ 107,667     $ 173,428
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .................................      $  12,446     $  29,868
Accrued liabilities ..............................         14,585        10,955
Accrued taxes payable ............................            234         1,875
                                                        ---------     ---------
   Total current liabilities .....................         27,265        42,698

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
Common stock, $.01 par value; 35,000 shares
    authorized, 14,418 and 14,418 shares issued ..            144           144
Treasury Stock, at cost (339 and 463 shares) .....         (4,600)       (6,163)
Additional paid-in capital .......................         (4,058)       47,986
                                                        ---------     ---------
   Total stockholders' equity ....................         80,402       130,730
                                                        ---------     ---------
                                                        $ 107,667     $ 173,428
                                                        =========     =========



The accompanying notes are an integral part of these financial statements.


                               CIDCO INCORPORATED
                             Statement of Operations
                      (in thousands, except per share data)

                                                    Year ended December 31,
                                              ---------------------------------
                                                 1998        1997        1996
                                              ---------   ---------   ---------
Sales ..................................      $ 174,703   $ 257,033   $ 215,197
Cost of sales ..........................        143,776     141,672     119,817
                                              ---------   ---------   ---------
Gross margin ...........................         30,927     115,361      95,380

Operating expenses:
    Research and development ...........         10,821      16,859      13,170
    Selling and marketing ..............         53,577      70,851      47,720
    General and administrative .........          8,723       9,288       7,254
    Restructuring ......................         19,858         --          --
                                              ---------   ---------   ---------
                                                 92,979      96,998      68,144
                                              ---------   ---------   ---------
Income (loss) from operations ..........        (62,052)     18,363      27,236

Other income (expense), net:
Other income ...........................          3,658       2,793       6,729
Interest expense .......................            --          --       (3,093)
                                              ---------   ---------   ---------
                                                  3,658       2,793       3,636
                                              ---------   ---------   ---------
Income (loss) before income taxes ......        (58,394)     21,156      30,872
Provision (benefit) for income taxes ...         (6,955)      8,246      12,349
                                              ---------   ---------   ---------
Net income (loss) ......................      $ (51,439)  $  12,910   $  18,523
                                              =========   =========   =========

Basic earnings per share ...............      $   (3.66)  $    0.93   $    1.30
                                              =========   =========   =========
Diluted earnings per share .............      $   (3.66)  $    0.90   $    1.21
                                              =========   =========   =========
Common shares outstanding ..............         14,049      13,948      14,284
                                              =========   =========   =========
Common shares assuming dilution ........         14,049      14,340      16,893
                                              =========   =========   =========



The accompanying notes are an integral part of these financial statements.


                               CIDCO INCORPORATED
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                             Retained   Total
                        Common Stock Treasury Stock  Add'l.  Earnings   Stock-
                        ------------ -------------- Paid-in  (Accum.   holders'
                        Shares  Amt. Shares  Amount Capital  Deficit)  Equity
                        ------ ----- ------ ------- -------- -------- ---------
Balance at
   December 31, 1995 .. 14,133 $ 141     -- $   --  $ 83,449 $ 22,624 $ 106,214

Unrealized gains from
   investments ........                                          (170)     (170)
Tax benefit from
   exercise of
   stock options ......                                1,828              1,828
Employee stock options
   exercised ..........    241     3                   1,883              1,886
Employee stock
   purchase plan ......     25   --                      565                565
Net income ............                                        18,523    18,523
                        ------ ----- ------ ------- -------- -------- ---------
Balance at
   December 31, 1996 .. 14,399   144    --      --    87,725   40,977   128,846

Unrealized losses from
   investments ........                                            28        28
Tax benefit from
   exercise of
   stock options ......                                  787                787
Treasury stock
   purchased ..........              (1,000)(12,942)                    (12,942)
Employee stock options
   exercised ..........      3   --     521   6,577       21   (5,914)      684
Employee stock
   purchase plan ......     16   --      16     202      230      (15)      417

Net income ............                                        12,910    12,910
                        ------ ----- ------ ------- -------- -------- ---------
Balance at
   December 31, 1997 .. 14,418   144   (463) (6,163)  88,763   47,986   130,730

Unrealized gains from
   investments ........                                           (31)      (31)
Tax benefit from
   exercise of
   stock options ......                                  153                153
Employee stock options
   exercised ..........    --    --      61     773              (198)      575
Employee stock
   purchase plan ......    --    --      63     790              (376)      414
Net income (loss) .....                                       (51,439)  (51,439)
                        ------ ----- ------ ------- -------- -------- ---------
Balance at
   December 31, 1998 .. 14,418 $ 144   (339)$(4,600)$ 88,916   (4,058)$  80,402
                        ====== ===== ====== ======= ======== ======== =========


The accompanying notes are an integral part of these financial statements.


                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                     Year ended December 31,
                                                 -------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
Cash flows provided by (used in)
                   operating activities:
   Net income (loss) ........................... $(51,439)  $ 12,910   $ 18,523
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization ...............    2,880      5,933      5,525
  Equity in losses of affiliate ................    1,605      2,369        428
   Property and equipment retirements ..........   10,300        --         --
   Deferred income taxes .......................   11,100     (6,477)    (2,584)
   Changes in assets and liabilities:
      Accounts receivable ......................   30,393     (9,840)     1,382
      Inventories ..............................   (9,182)     1,651      3,361
      Income tax refund receivable .............  (18,367)       --         --
      Other current assets .....................     (241)       (22)      (138)
      Other assets .............................     (862)      (353)      (468)
      Accounts payable .........................  (17,422)    12,988      5,507
      Accrued liabilities ......................    3,630      4,744     (2,211)
      Accrued taxes payable ....................   (1,641)     1,199       (466)
                                                 --------   --------   --------
        Net cash provided (used in)
                   by operating activities .....  (39,246)    25,102     28,859

Cash flows provided by investing activities:
   Acquisition of property and equipment .......  (10,280)    (4,406)    (5,531)
   Purchase of equity interest in affiliate ....      --         --      (3,000)
   Sale (Purchase) of short-term
                    investments, net ...........   12,480     12,102    (17,388)
                                                 --------   --------   --------
        Net cash provided by (used in)
                      investing activities .....    2,200      7,696    (25,919)

Cash flows provided by (used in)
                   financing activities:
   Issuance of Common Stock,
                net of issuance costs ..........      989      1,101      2,451
   Purchase of Treasury Stock ..................      --     (12,942)       --
   Proceeds from issuance of long-term debt ....      --         --     150,000
   Repayment of long-term debt .................      --         --    (150,000)
   Tax benefit from exercise of stock options ..      153        787      1,828
                                                 --------   --------   --------
        Net cash provided by (used in)
                    financing activities .......    1,142    (11,054)     4,279

Net increase (decrease) in
                   cash and cash equivalents ...  (35,904)    21,744      7,219
Cash and cash equivalents at beginning of year .   48,253     26,509     19,290
                                                 --------   --------   --------
Cash and cash equivalents at end of year ....... $ 12,349   $ 48,253   $ 26,509
                                                 ========   ========   ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ...... $    --    $    --    $  3,093
                                                 ========   ========   ========
   Cash paid during the year for income taxes .. $  1,855   $ 10,973   $ 13,625
                                                 ========   ========   ========


The accompanying notes are an integral part of these financial statements.





                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

     CIDCO Incorporated (the "Company"), a Delaware corporation, designs, develops and markets subscriber telephone equipment for use with intelligent Network Services. The Company started its operations in June 1989. The Company sells its products to individual customers through its Direct Marketing and Fulfillment relationships with certain Regional Bell Operating Companies ("RBOC"), to Telcos directly, and to major national and regional retail chains.


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

Inventories
     Inventories are stated at the lower of cost or market, cost being determined using the standard cost method (which approximates first in, first out). The Company's inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

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

New Accounting Standards
     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. In accordance with the provisions of FAS 130, the Company has determined that the impact of comprehensive income is not material for disclosure.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of FAS 131, the Company has determined that it does not have separately reportable operating segments.

Warranty Costs
     Anticipated costs related to product warranties are charged to income as sales are recognized. The Company has not experienced significant warranty claims to date.

Revenue Recognition
     Direct sales and sales through Fulfillment arrangements are recognized upon shipment of the product to the customer. Allowances are established to recognize any risk related to the creditworthiness of customers and for estimated returns. Sales through certain promotions aimed at Fulfillment customers are dependent on the customer's retention of certain Services provided by the Telco. The Company reserves for estimated non-retention of such Services by these customers.

Advertising Costs
     Advertising costs are expensed as incurred as defined by Statement of Position 93-7, "Reporting on Advertising Costs." Advertising costs for 1998, 1997 and 1996 were $32.5 million, $32.4 million, and $20.7 million, respectively.

Income Taxes
     The Company accounts for income taxes using the liability method. Deferred income taxes are provided for expected tax consequences of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Earnings per Share
         Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders (numerator - computed as net income adjusted for any accretion of dividends paid on preferred stock) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                      Year ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
Net income (loss) used to compute
   basic earning per common share ..............   $(51,439) $ 12,910  $ 18,523
     Adjustment to net income (loss)
        due to convertible note ................        --        --      1,856
                                                   --------  --------  --------
Net income used to compute diluted
   earnings (loss) per common share ............   $(51,439) $ 12,910  $ 20,379
                                                   ========  ========  ========
Denominator used to compute basic
   earnings (loss) per common share ............     14,049    13,948    14,284
     Shares issuable on exercise of options(1)..        --        392       750
     Shares issuable on conversion of note .....        --        --      1,859
                                                   --------  --------  --------
Denominator used to compute diluted
   earnings (loss) per common share ............     14,049    14,340    16,893
                                                   ========  ========  ========
Basic earnings (loss) per share ................   $  (3.66) $   0.93  $   1.30
                                                   ========  ========  ========
Diluted earnings (loss) per share ..............   $  (3.66) $   0.90  $   1.21
                                                   ========  ========  ========


(1) Potential common stock equivalents issuable upon exercise of options to purchase 232,256 shares of common stock priced at $1.00 to $2.75 per share was excluded because their inclusion would be anti-dilutive for the year ended December 31, 1998.

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


NOTE 3.  BALANCE SHEET COMPONENTS

                                                                December 31,
                                                            -------------------
                                                              1998        1997
                                                            --------   --------
                                                               (in thousands)
   Inventories, net of reserves:
      Finished Goods ....................................   $ 14,005   $ 12,904
      Raw Materials (1)  ................................      8,081        --
                                                            --------   --------
                                                            $ 22,086   $ 12,904
                                                            ========   ========
   Property and equipment, net:
      Land ..............................................   $    866   $    866
      Computers and office equipment ....................     23,055     18,775
      Furniture and fixtures ............................      2,134      2,036
      Leasehold improvements ............................      2,648      7,078
                                                            --------   --------
                                                              28,703     28,755
      Less accumulated depreciation and amortization ....    (19,012)   (16,164)
                                                            --------   --------
                                                            $  9,691   $ 12,591
                                                            ========   ========
   Accrued liabilities:
      Accrued compensation ..............................   $  1,619   $  3,587
      Accrued Restructuring .............................      3,883        --
      Sales Taxes Payable ...............................      2,004      2,804
      Other .............................................      7,079      4,564
                                                            --------   --------
                                                            $ 14,585   $ 10,955
                                                            ========   ========

(1) An additional reserve of $3,935 (in thousands) related to i-Phone raw materials has been included in restructuring. See Note 6.


NOTE 4.  SHORT-TERM INVESTMENTS

     The Company's short-term investments consist primarily of municipal bonds. As of December 31, 1998, approximately $4.6 million of such investments had maturities of greater than one year. However, all such securities mature within three years. The cost and fair value of the Company's short-term investments are as follows (in thousands):
                                                                December 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Fair value .............................................    $ 13,975   $ 26,486
Cost ...................................................      13,873     26,302
                                                            --------   --------
Unrealized gains .......................................    $    102   $    184
                                                            ========   ========


NOTE 5.  INVESTMENT IN AFFILIATE

     During 1996, the Company acquired for $3 million in cash a 33% interest in the outstanding stock of InfoGear Technology Corporation ("InfoGear"), a company involved in the development of software for Internet phones. The Company's equity in losses of InfoGear has been included as a component of research and development expense for the years ended December 31, 1998 and 1997, $0.6 million and $2.4 million, respectively. In 1998, the Company invested and additional $1.4 million in Infogear that the Company wrote off as worthless as part of the restructuring costs. See Note 6 below.

NOTE 6.  RESTRUCTURING

     The Company incurred a pretax restructuring charge of $2.7 million in the first quarter of 1998 as it announced and implemented several streamlining programs, including combining certain marketing and operations functions, restructuring research and development activities and discontinuing certain products, resulting in asset write-downs and the elimination of approximately 100 positions. Approximately $0.2 million of the restructuring charge requires cash outlays and should be paid out over the next 6 months. The remaining $2.1 million represents asset write-downs of inventory of $1.1 million and leasehold improvements of $1.0 million related to discontinued products and relocation of the Company's distribution center from California to Texas. The Company determined that moving the distribution center has not produced the cost savings and relocated the distribution center back to California where the distribution function can be fully integrated with the rest of the Company.

     On July 22, 1998, the Company announced a new business strategy focusing on core telephony products and services, and a restructuring plan implemented in the second half of 1998, which resulted in one-time charges of $17.2 million in the third quarter of 1998. The Company's restructuring plan significantly reduced its personnel and resource costs throughout the core business. As part of this strategy and restructuring plan, the Company has explored strategic alternatives with regard to its Internet appliances Division, including the possible spin-out, sale or wind-down of the division in significant part due to the high level of marketing, sales and research and development expense that would be required to develop the market for these products and services. As of December 31, 1998, the Company sold a relatively minor amount of these assets and has discontinued operation of the Division, including laying-off substantially all of the Division's employees. The Company will continue to attempt to sell certain assets of the Division and will continue to sell its i-Phone until present finished goods and components are depleted. The Company employed 250 regular employees and approximately 123 temporary and contract workers as of December 31, 1998. The restructuring reduced permanent headcount from the prior year's level by approximately 41% as the Company focuses on its core telephony products and services business. The restructuring is expected to require cash outlays of approximately $5.9 million that should be substantially paid out over the next 3 months. The remaining $11.2 million represents asset write-downs of inventory of $5.9 million and write-offs of investments in intangible assets including a Sun Microsystems license of $3.0 million and equity in InfoGear Technologies Corporation of $1.4 million.

     The following table lists the components of the restructuring accrual for the year ended December 31, 1998 (in thousands):

                                    Employee     Asset
                                     Costs     Write-downs   Leases     Total
                                    --------   -----------   ------   ---------
Reserve provided ................   $    437     $   2,080   $  155   $   2,672
Reserve utilized in Q1 ..........        --         (1,020)     --       (1,020)
                                    --------     ---------   ------   ---------
Balance at March 31, 1998 .......        437         1,060      155       1,652
Reserve utilized in Q2 ..........       (304)          --       (25)       (329)
                                    --------     ---------   ------   ---------
Balance at June 30, 1998 ........        133         1,060      130       1,323
Additional reserve provided .....      3,616        13,506       65      17,187
Reserve utilized in Q3 ..........     (2,636)      (10,032)      54     (12,614)
                                    --------     ---------   ------   ---------
Balance at September 30, 1998 ...      1,113         4,534      249       5,896
Reserve utilized in Q4 ..........     (1,053)         (599)    (361)     (2,013)
                                    --------     ---------   ------   ---------
Balance at December 31, 1998 ....   $     60     $   3,935   $ (112)  $   3,883
                                    ========     =========   ======   =========


NOTE 7.   LINE OF CREDIT

     The Company has a line of credit for up to $25 million. Borrowings under the line bear interest at 0.25% below the bank's base rate and the interest is payable monthly. The bank's base rate was 7.75% per annum at December 31, 1998. Borrowings under the line are unsecured. As of December 31, 1998, the Company had not borrowed any funds under the line. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. Letters of credit secured by this line totaled $8,600 as of December 31, 1998. As of the end of 1998, the Company had violated the covenant of profitability. The bank has waived this violation and the line is currently being renegotiated to $15 million and secured by substantially all of the Company's assets bearing interest at the banks base rate.


NOTE 8.  LEASES AND COMMITMENTS

Leases
     The Company leases its headquarters, call center and distribution facilities in Morgan Hill, California, under operating leases which expire from 1999 through 2006. The Company also leases office space in Palo Alto, California under an operating lease that expires in 2002.

     Future minimum lease payments under non-cancelable leases at December 31, 1998 were as follows (in thousands):

Year ending December 31,
1999 ............................................................       $ 1,174
2000 ............................................................           913
2001 ............................................................           871
2002 ............................................................           837
2003 ............................................................           840
Thereafter ......................................................         1,911
                                                                        -------
Total minimum lease payments ....................................       $ 6,546
                                                                        =======

     Rent expense for 1998, 1997 and 1996 was $0.9 million, $1.4 million, and $1.1 million, respectively.


Licenses
     The Company has a nontransferable, nonexclusive license agreement with Lucent to utilize Lucent's patent related to data display devices. The Company pays royalties to Lucent for each licensed product sold, leased or put into use by the Company other than direct sales to Lucent, the Regional Bell Operating Companies and other Lucent licensees under the patent. Royalties are payable at a rate of one dollar per unit. Total Lucent royalty expense incurred in 1998, 1997 and 1996 was $0.9 million, $2.0 million, and $1.2 million, respectively.

     The Company has a nontransferable, nonexclusive license agreement with Northern Telecom to utilize Northern Telecom's patents for Caller ID on Call Waiting technology. Under the agreement, the Company pays royalties to Northern Telecom for each licensed product sold, leased or put into use by the Company other than direct sales to Northern Telecom beginning January 1, 1997. The agreement also provided for a one-time payment in full satisfaction of royalties on all units incorporating Northern Telecom's patents that were sold by the Company prior to January 1, 1997. Royalties are payable at a variable rate based on product type and number of units sold. Total Northern Telecom royalty expense incurred in 1998 and 1997 was $1.8 million and $0.6 million, respectively.

     The Company has a nontransferable, exclusive license agreement with Focus Semiconductor ("Focus") to utilize patents for Caller ID technology incorporated in a part used in virtually all products sold by the Company. The Company paid royalties to Focus for each part included in the Company's products beginning in October 1996. Royalties were payable at a variable rate based on the number of parts used. Total Focus royalty expense incurred in 1997 and 1996 was $1.3 million and $0.4 million, respectively. This agreement was renegotiated in June 1997, eliminating all future royalty payments.


401(k) Plan
     Effective in 1993, the Company implemented a Savings and Profit Sharing Plan (the "401(k) Plan") which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who are 21 years of age or older on or before the quarterly entry periods are eligible to participate in the 401(k) Plan. The 401(k) Plan allows participants to contribute up to 15% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. Effective July 1, 1997, the Company contributed for each participant a matching contribution equal to 50% of the participant's before-tax contributions for the year not to exceed a $2,500 per year maximum per plan participant. Prior to July 1, 1997, the Company contributed for each participant a matching contribution equal to 25% of the participant's before-tax contributions for the year not to exceed 1% of his or her compensation. In addition, the Company may choose to make elective contributions to the 401(k) Plan for a particular plan year. The Company made contributions of $526,000, $298,000, and $76,000 to the 401(k) Plan for the years ended December 31, 1998, 1997, and 1996, respectively.


Pending Litigation
         PhoneTel Communications, Inc. filed a complaint in August 1998 in Federal District Court in Texas, alleging that CIDCO Worldwide, Inc. (an affiliate of the Company) and 14 other defendants violated one or more of PhoneTel's telephony patents. The complaint has not been served on the Company pending the completion of current discussions between PhoneTel and the Company, and thus litigation has not commenced. Although this matter is at an early stage, management believes that the Company has not infringed any of PhoneTel's patents, and that it will prevail in any litigation which may proceed from this complaint. Management of the Company currently believes that the outcome of this matter and the ultimate effect, if any, on the Company's consolidated financial position, results of operations, or cash flows will be immaterial.

         In the ordinary course of business, the Company may be involved in other legal proceedings. As of the date hereof, the Company is not a party to any other pending legal proceedings that it believes will materially affect its financial condition or results of operations.


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

Directors' Stock Option Plan
     In January 1994, the Company's stockholders approved the 1994 Directors' Stock Option Plan (the "Directors' Option Plan"). Initially, a total of 100,000 shares of Common Stock were reserved for issuance under the Directors' Option Plan, which provides for the granting of stock options to non-employee directors of the Company. Such options vest immediately with respect to 20% of such shares, with the remainder vesting in four equal annual installments commencing one year after the date of grant. In May 1997, the stockholders approved an amendment to increase the number of shares authorized under the Directors' Stock Option Plan to 250,000 shares. In January 1994, the Company granted one director an option under the Directors' Option Plan to purchase 33,350 shares of Common Stock at an exercise price of $11.20 per share. No options were granted under the Directors' Option Plan during 1995. In November 1996, the Company granted two directors 66,650 shares of Common Stock at an exercise price of $18.55 per share. In 1997, the Company granted three directors options under the Directors' Option Plan to purchase a total of 93,325 shares of Common Stock at an average exercise price of $16.23 per share. In 1998, the Company granted a director options under the Directors' Option Plan to purchase 30,000 shares at an exercise price of $4.75 per share. This option vests in four equal annual installments commencing one year after the date of grant. An option for 33,325 shares was cancelled in 1998. Stock Grant to Former Executive Officer
     In March 1997, the Company's then President and Chief Executive Officer, Daniel L. Eilers, was granted a ten-year stock option to purchase up to 600,000 shares of the Company's Common Stock at an exercise price of $14.25 per share. The option was scheduled to vest in equal monthly installments over five years. This stock option was not issued under either of the Company's stock option plans and the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission covering the shares issuable upon exercise of the stock option. In September 1998, a Separation Agreement and Mutual Release, was executed which enables a total of up to 300,000 of these shares to vest subject to certain time limits, and reprices 120,000 of the vested shares at $3.00 per share.

Stock Option Plans
     In May 1993, the Company adopted a stock option plan (the "Plan") under which the employees and advisors may be granted options to purchase shares of Common Stock at prices at least equal to the fair market value of the Company's Common Stock on the date of grant. An aggregate of 2.9 million shares of Common Stock have been reserved for issuance under the 1993 Stock Option Plan. In April 1998 the Company adopted a second stock option plan (the "1998 Plan") under which employees and consultants may be granted options to purchase shares of Common Stock at an exercise price no less than eighty-five (85%) of the fair market value of the Company's Common Stock on the date of grant. A total of 700,000 shares were reserved for issuance under this plan (400,000 at inception in April and 300,000 shares added in October 1998). Options under both plans expire ten years from the date of grant. Generally, options granted prior to August 1, 1997 vested in three equal annual installments commencing one year from the date of grant. Effective on August 2, 1997, the Board of Directors changed the standard vesting period for future options to vest 25% after one year, and an additional 2.1% each month thereafter until fully vested. The Stock Option Plans are administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options. The stock option plans were amended in October 1998 by the Company's Board of Directors to make the Plans competitive with plans offered by other companies in the Company's market.

     On January 21, 1997, the Company offered Stock Option Plan participants the right to replace any remaining unexercised stock options with an equal number of options at an exercise price of $12.43, the closing market price on such date. Due to the broad decline in market price of the Company's stock, a substantial amount of outstanding stock options had exercise prices considerably above the current market price. In an effort to provide incentives and retain current employees, on August 17, 1998 eligible employees participating in the Company's Stock Option Plans were offered the opportunity to elect to exchange outstanding "underwater" options for options at an exercise price of $3.00 per share, the closing market price on such date. As a provision of the repricing offer, electing employees are not allowed to exercise their vested options until August 17, 1999.

     The following table summarizes stock option activity under the Stock Option
Plans:
                                                            Options Outstanding
                                                           --------------------
                                                                       Weighted
                                               Shares                   Average
                                              Available                Exercise
                                              for Grant      Shares     Price
                                              ---------    ---------   --------
Balance at December 31, 1995 ..............     485,467    1,496,454   $  13.27
   Options granted ........................    (509,800)     509,800   $  25.48
   Options exercised ......................          --     (240,465)  $   7.80
   Options canceled .......................     126,883     (126,883)  $  28.55
                                              ---------    ---------   --------
Balance at December 31, 1996 ..............     102,550    1,638,906   $  16.69
   Additional shares
      authorized, May 1997 ................     750,000           --         --
   Options granted ........................  (1,660,082)   1,660,082   $  14.21
   Options exercised ......................          --     (525,421)  $   1.30
   Options canceled .......................   1,207,807   (1,207,807)  $  23.98
                                              ---------    ---------   --------
Balance at December 31, 1997 ..............     400,275    1,565,760   $  14.57
   Additional shares
      authorized, April 1998 ..............     400,000           --         --
   Additional shares
      authorized, October 1998 ............     300,000           --         --
   Options granted ........................  (2,706,798)   2,706,798   $   4.19
   Options exercised ......................          --      (61,278)  $   9.32
   Options canceled .......................   2,336,318   (2,336,318)  $  11.45
                                              ---------    ---------   --------
Balance at December 31, 1998 ..............     729,795    1,874,962   $   2.71
                                              =========    =========   ========

     The following table summarizes information concerning all outstanding and exercisable stock options as of December 31, 1998, including a stock grant to the former Executive Officer of 300,000 shares and Directors Option Plan of 190,000 shares:
                      Options Outstanding             Options Exercisable
                  ---------------------------  ---------------------------------
                                Weighted Avg.  Weighted                 Weighted
                                  Remaining    Average                  Average
   Range of         Number       Contractual   Exercise      Number     Exercise
Exercise Prices   Outstanding       Life        Price     Exercisable    Price
---------------   -----------   ------------   --------   -----------   --------
$ 1.00 - $ 1.00       106,138       4.35       $  1.00      106,138     $  1.00
$ 1.88 - $ 3.00     1,870,490       9.62       $  2.70      120,000     $  3.00
$ 4.75 - $24.95       388,334       5.62       $ 14.14      175,472     $ 14.41
$ 1.00 - $24.95     2,364,962       8.72       $  4.51      401,610     $  7.46

Employee Stock Purchase Plan
     The Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan) was adopted by the Board of Directors and approved by the Company's stockholders in January 1994. Under the Stock Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first or last trading day of each six month offering period. Offerings will commence on the first trading day on or after January 1 and July 1 of each year and end on the last trading day of the period six (6) months later. The Company has reserved 200,000 shares of Common Stock for issuance under the stock Purchase Plan.

Stockholder's Rights Plan
    Effective January 27, 1997, the Company adopted a Stockholder's Rights Plan wherein stock rights will be distributed as a dividend at the rate of one right for each share of Common Stock held on February 14, 1997, the record date for such dividend. The key terms of the Stockholder's Rights Plan will be activated if any person acquires 15 percent or more of the Company's Common Stock without the approval of the Company's Board of Directors. Once the Plan is activated, each right will entitle the holder to purchase at a price of $95, a fraction of a share of Preferred Stock which is equivalent to $190 worth of the Company's Common Stock at the then current market value. Any person holding 15 percent or more of the stock when the Stockholder's Rights Plan was adopted was "grandfathered" for existing holdings. The Company's Board of Directors has retained the right to amend the Stockholder's Rights Plan at any time prior to its activation.

Pro Forma Net Income and Earnings Per Share
     Had stock-based compensation cost for the Company's stock option and Stock Purchase Plan been determined based on the fair value at the grant dates using the Black-Scholes model as prescribed by SFAS 123, the Company's results for the years ended December 31, 1998, 1997 and 1996 would have been as follows (in thousands):

                                                   1998       1997       1996
                                                 --------   --------   --------
Net income (loss) as reported ................   $(51,439)  $ 12,910   $ 18,523
Pro forma net income (loss) ..................   $(56,794)  $  9,725   $ 16,219
Basic earnings per share as reported .........   $  (3.66)  $   0.93   $   1.30
Diluted earnings per share as reported .......   $  (3.66)  $   0.90   $   1.21
Pro forma basic earnings per share ...........   $  (4.04)  $   0.70   $   1.15
Pro forma diluted earnings per share .........   $  (4.04)  $   0.67   $   1.08

     The pro forma effect on net income and earnings per share is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
                                                        1998     1997     1996
                                                       ------   ------   ------
Stock option plan:
   Expected dividend yield ..........................   0.0%     0.0%     0.0%
   Expected stock price volatility ..................  118%      65%      65%
   Risk free interest rate ..........................    5.27%    6.11%    5.78%
   Expected life of options (years) .................    3.1      2.7      2.3
Stock purchase plan:
   Expected dividend yield ..........................    0.0%     0.0%     0.0%
   Expected stock price volatility ..................  227%      65%      71%
   Risk free interest rate ..........................    4.87%    5.37%    5.29%
   Expected life of option (years) ..................    0.5      0.5      0.5

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the Stock Option Plan during 1998, 1997 and 1996 was $2.91, $5.64 and $10.62, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the Stock Purchase Plan during 1998, 1997 and 1996 was $5.60, $5.23 and $10.88, respectively.


NOTE 10. PROVISION FOR INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                     Year ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
 Current:
   Federal ..................................    $(18,230)  $ 11,767   $ 12,229
   State ....................................         175      2,956      2,704
                                                 --------   --------   --------
                                                  (18,055)    14,723     14,933
 Deferred:
   Federal ..................................       8,750     (5,206)    (2,002)
   State ....................................       2,350     (1,271)      (582)
                                                 --------   --------   --------
                                                   11,100     (6,477)    (2,584)
                                                 --------   --------   --------
                                                 $ (6,955)  $  8,246   $ 12,349
                                                 ========   ========   ========

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are as follows:

                                                         Year ended December 31,
                                                         ----------------------
                                                         1998     1997     1996
                                                         ----     ----     ----
 Federal statutory tax rate ........................    (35.0)%   35.0%    35.0%
 State income taxes, net of federal benefit ........      2.8      5.1      4.5
 Research and development tax credits ..............     (0.0)    (2.4)    (0.7)
 Permanent differences .............................      0.2       --       --
 Valuation allowance ...............................     25.0       --       --
 Other .............................................     (4.9)     1.3      1.2
                                                         ----     ----     ----
                                                        (11.9)%   39.0%    40.0%
                                                         ====     ====     ====



     Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consists of the following (in thousands):

                                                             As of December 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
  Deferred Tax Assets:
      State taxes ..................................      $    --      $    724
      Non-deductible reserves ......................        13,131       10,493
      Inventory basis difference ...................           113           89
      Depreciation .................................         2,373        1,388
      Other ........................................           563          --
                                                          --------     --------
  Gross deferred tax asset .........................        16,180       12,694
  Deferred tax liabilities .........................          (104)        (104)
                                                          --------     --------
  Net deferred tax assets ..........................        16,076       12,590
  Less Valuation Allowance .........................       (14,586)         --
                                                          --------     --------
                                                          $  1,490     $ 12,590
                                                          ========     ========


NOTE 11. SIGNIFICANT CUSTOMERS

     The Company's sales to significant customers as a percentage of total sales are as follows:

                                                         Year ended December 31,
                                                         ----------------------
   Customer                                              1998     1997     1996
   -------------------------------------------------     ----     ----     ----
   A ...............................................     21.6%    25.5%    36.5%
   B ...............................................     18.1%    14.0%    11.8%
   C ...............................................     11.6%    14.6%      *
   D ...............................................     10.8%      *        *
   E ...............................................       *      23.3%      *
   F ...............................................       *        *      19.2%


     The Company's accounts receivable from significant customers are as follows:

                                                                   December 31,
                                                                  -------------
   Customer                                                        1998     1997
   ----------------------------------------------------------     ----     ----
   A ........................................................     37.8%    43.9%
   B ........................................................     11.2%    14.8%
   C ........................................................       *      11.7%


     *Amounts less than 10% have been omitted from the above tables.






SCHEDULE II:  Valuation and Qualifying Accounts

                                    Balance at                        Balance at
                                    beginning                            end
(in thousands)                       of year   Additions  Deductions   of year
---------------------------------   ---------  ---------  ----------  ----------
Year ended December 31, 1996
  Allowance for doubtful accounts    $ 3,150    $ 11,768   $(11,952)   $ 2,966
Year ended December 31, 1997
  Allowance for doubtful accounts     $ 2,966   $  9,490   $ (9,155)   $ 3,301
Year ended December 31, 1998
  Allowance for doubtful accounts     $ 3,301   $  4,236   $ (5,652)   $ 1,885






Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure
         Not applicable.



                                    Part III.


Item 10.   Directors and Executive Officers of the Registrant

         Information required by this Item other than information regarding executive officers is set forth under the section of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders entitled "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS." Information regarding the Company's executive officers may be found in the section entitled "Executive Officers" in Part I of this 10-K.


Item 11.   Executive Compensation

         The information under the captions "Executive Compensation" and "Stock Options and Bonuses" in the Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 26, 1999 (the "Proxy Statement") is incorporated herein by reference.


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





                                    PART IV.

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Financial Statements See Item 8 of this Report.

            (2) Financial Statement Schedules
                  See Item 8 of this Report.

Exhibits                                                                    Page
 3.1   Amended and Restated Certificate of Incorporation.(1)                 --
 3.2   Second Amended and Restated By-laws.                                  47
 4.1   Second Amendment to Revolving Credit Loan Agreement dated October
          13, 1995 between Registrant andComerica Bank.(3)                   --
 4.2   Rights Agreement dated as of January 27, 1997, between the Registrant
          and United States Trust Companyof New York, as Rights Agent.(4)    --
10.4   Patent License Agreement dated as of May 1, 1989 between the
          Registrant and American Telephone and Telegraph Company.(1)        --
10.5   Form of Indemnification Agreement.(1)                                 --
10.17  Sublease dated Nov. 18, 1994, between Thoits Bros. and the
          Registrant for 180 Cochrane Circle. (2)                            --
10.18  Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the
          Registrant for 105 Cochrane Circle,Units A, B, C, D, and E.(2)     --
10.20  Registrant's 1994 Directors' Stock Option Plan (2)                    --
10.21  Registrant's 1994 Employee Stock Purchase Plan.(2)                    --
10.24  Employment Agreement dated June 28, 1996 between Registrant
          and Ian Laing.(5)                                                  --
10.29  1997 Annual Executive Incentive Plan.(5)                              --
10.30  Registrant's Second Amended and Restated 1993 Stock Option Plan.(6)   --
10.31  Registrant's Amended and Restated 1998 Stock Option Plan.(6)          --
10.32  Employment Agreement dated June 1, 1998 between Registrant
          and Richard D. Kent.(6)                                            --
10.33  Employment Termination Agreement dated Nov. 12, 1998 between
          Registrant and Daniel L. Eilers.(6)                                --
10.34  Employment Agreement dated Sept. 30, 1998 between Registrant
          and Paul G. Locklin.                                               60
10.35  Employment Agreement dated Sept. 30, 1994 between Registrant
          and Timothy J. Dooley.                                             64
10.36  Separation Agreement dated Sept. 20, 1998 between Registrant
          and Marv Tseu.                                                     69
10.37  Separation Agreement dated Sept. 20, 1998 between Registrant
          and Jim Hindmarch.                                                 71
10.38  Separation Agreement dated Nov. 20, 1998 between Registrant
           and Ho Leung Cheung.                                              73

----------------------------
(1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
(2) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1995.
(4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
(5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
(6) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.

         (b)  Reports on Form 8-K.
              None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of March 1999.

                                           CIDCO INCORPORATED


                                           By: /s/    Paul G. Locklin
                                           President and Chief Executive Officer
                                              Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, each on the 26th day of March 1999.




/s/      Richard D. Kent    Chief Financial Officer, Chief Operating Officer,
Richard D. Kent             Corporate Secretary and Principal Accounting Officer


/s/      Daniel L. Eilers   Director
Daniel L. Eilers


/s/      Richard M. Moley   Director
Richard M. Moley


/s/      Ernest K. Jacquet  Director
Ernest K. Jacquet







                                                                      Exhibit 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-71649) of CIDCO Incorporated of our report dated January 26, 1999 appearing on page 27 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



/s/
PricewaterhouseCoopers LLP
San Jose, California
March 30, 1999