Form 10-Q
period 1999-03-31
CIDCO INC
filed 1999-05-14
CIK 917639

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.
                                                                  OR
[   ]    Transition report pursuant to Section 13(d) or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to _______.

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

                                    YES X    NO

The number of shares outstanding of the Registrant's Common Stock on May 7, 1999 was 13,406,343.

================================================================================

                               CIDCO INCORPORATED

                                      INDEX



PART I.       FINANCIAL INFORMATION                                       Page

     ITEM 1.  Financial Statements:

              Balance sheet at March 31, 1999
                 and December 31, 1998 ......................................3

              Statement of operations for the three months
                 ended March 31, 1999 and 1998 ..............................4

              Statement of cash flows for the three months
                 ended March 31, 1999 and 1998 ..............................5

              Notes to financial statements .................................6

     ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ..............7

     ITEM 3   Quantitative and Qualitative Disclosure About Market Risk.....18

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings ............................................19

     ITEM 2.  Changes in Securities ........................................19

     ITEM 3.  Defaults Upon Senior Securities ..............................19

     ITEM 4.  Submission of Matters to a Vote of Security Holders ..........19

     ITEM 5.  Other Information ............................................19

     ITEM 6.  Exhibits and Reports on Form 8-K .............................19


SIGNATURES .................................................................20




Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements


                               CIDCO INCORPORATED
                                  BALANCE SHEET
                (in thousands, except per share data; unaudited)

                                                      March 31,     December 31,
                                                           1999            1998
                                                     ----------      ----------
ASSETS
Current assets:
   Cash and cash equivalents ....................    $   29,117      $   12,349
   Short-term investments .......................        11,065          13,975
   Accounts receivable, net of allowance
     for doubtful accounts of $2,710 and $1,885 .        38,766          27,689
   Inventories ..................................        19,692          22,086
   Deferred tax asset ...........................         1,490           1,490
   Income tax refunds receivable ................            93          18,367
   Other current assets .........................           815           1,547
                                                     ----------      ----------
     Total current assets .......................       101,038          97,503

Property and equipment, net .....................         8,728           9,691
Other assets ....................................           577             473
                                                     ----------      ----------
                                                     $  110,343      $  107,667
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................    $   17,847      $   12,446
   Accrued liabilities ..........................        13,264          14,585
   Accrued taxes payable ........................           345             234
                                                     ----------      ----------
     Total current liabilities ..................        31,456          27,265

Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares
     authorized, 14,418 and 14,418 shares issued            144             144
   Treasury stock, at cost (1,012 and 339 shares)        (7,368)         (4,600)
   Additional paid-in capital ...................        88,916          88,916
   Retained earnings ............................        (2,805)         (4,058)
                                                     ----------      ----------
     Total stockholders' equity .................        78,887          80,402
                                                     ----------      ----------
                                                     $  110,343      $  107,667
                                                     ==========      ==========


The accompanying notes are an integral part of these financial statements.




                               CIDCO INCORPORATED
                             STATEMENT OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                                      Three months ended
                                                            March 31,
                                                ----------------------------
                                                     1999              1998
                                                ---------          ---------
Sales .......................................   $  47,202          $  69,354
Cost of sales ...............................      35,038             52,055
Gross margin ................................      12,164             17,299
Operating expenses:
    Research and development ................       1,936              3,589
    Selling and marketing ...................       7,332             17,649
    General and administrative ..............       1,519              3,483
    Restructuring ...........................          --              2,672
                                                ---------          ---------
                                                   10,787             27,393
Income (loss) from operations ...............       1,377            (10,094)
Other income, net ...........................         165              1,447
                                                ---------          ---------
Income (loss) before income taxes ...........       1,542             (8,647)
Provision (benefit) for income taxes ........          --             (3,286)
                                                ---------          ---------
Net income (loss) ...........................   $   1,542          $  (5,361)
                                                =========          =========
Basic earnings (loss) per share .............   $    0.11          $   (0.38)
                                                =========          =========
Diluted earnings (loss) per share ...........   $    0.11          $   (0.38)
                                                =========          =========
Common shares outstanding ...................      13,759             14,003
                                                =========          =========
Common shares assuming dilution .............      14,400             14,003
                                                =========          =========


The accompanying notes are an integral part of these financial statements.





                               CIDCO INCORPORATED
                             STATEMENT OF CASH FLOWS
                            (in thousands; unaudited)
                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                              1999         1998
                                                         ---------    ---------
Cash flows provided by operating activities:
  Net income (loss) .................................... $   1,542    $  (5,361)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization ......................     1,427        1,291
    Equity in losses of affiliate ......................        --          205
    Changes in assets and liabilities:
     Accounts receivable ...............................   (11,077)      12,741
     Inventories .......................................     2,394       (1,448)
     Income tax refunds receivable .....................    18,274           --
     Other current assets ..............................       732       (2,916)
     Other assets ......................................      (104)          81
     Accounts payable ..................................     5,401         (545)
     Accrued liabilities ...............................    (1,321)       5,326
     Accrued taxes payable .............................       111       (1,875)
                                                         ---------    ---------
   Net cash provided by operating activities ...........    17,379        7,499

Cash flows provided by (used in) investing activities:
  Acquisition of property and equipment ................      (464)      (5,546)
  Sale (purchase) of short-term investments, net .......     2,875        2,731
                                                         ---------    ---------
   Net cash provided by (used in) investing activities .     2,411       (2,815)

Cash flows provided by (used in) financing activities:
  Issuance of common stock .............................        57          766
  Purchase of treasury stock ...........................    (3,079)          --
                                                         ---------    ---------
   Net cash provided by (used in) financing activities .    (3,022)         766

Net increase in cash and cash equivalents ..............    16,768        5,450
Cash and cash equivalents at beginning of period .......    12,349       48,253
                                                         ---------    ---------
Cash and cash equivalents at end of period ............. $  29,117    $  53,703
                                                         =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes ........................... $      --    $   2,075
                                                         =========    =========


The accompanying notes are an integral part of these financial statements.






                          Notes to Financial Statements


Note 1.        Basis of Presentation

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.


Note 2.        Inventories

         Inventories are stated at the lower of cost or market, cost being determined using the standard cost method (which approximates first in, first out). The Company's inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

         The components of inventory are as follows (in thousands):

                                                  Mar. 31,1999     Dec. 31,1998
                                                  ------------     ------------
            Inventories, net of reserves:
              Finished Goods ...................    $   14,259       $   14,005
              Raw Materials (1)  ...............         5,433            8,081
                                                    ----------       ----------
                                                    $   19,692       $   22,086
                                                    ==========       ==========

(1) A reserve of $4,040 and 3,935 (in thousands) related to i-Phone raw materials has been included in restructuring for the periods ended March 31, 1999 and December 31,1998, respectively. See Note 3.


Note 3.        Restructuring

     The Company incurred a pretax restructuring charge of $19.9 million in 1998 due to implementation of several streamlining programs, including combining certain marketing and operations functions, restructuring research and development activities and discontinuing certain products, resulting in asset write-downs, lease termination costs and accrued employee costs. No additional restructuring costs have been incurred in 1999.

     The following table lists the components of the restructuring accrual for the quarter ended March 31, 1999:

                                         Employee     Asset
                                           Costs   Write-downs  Leases   Total
(in thousands):                          --------  -----------  ------  -------
Balance at December 31, 1998 ...........  $   60     $ 3,935    $ (112) $ 3,883
Reserve utilized in first quarter, 1999.    (285)        105       129      (51)
                                          ------     -------    ------  -------
Balance at March 31, 1999 ..............  $ (225)    $ 4,040    $   17  $ 3,832
                                          ======     =======    ======  =======


Note 4.       Earnings per Share

         Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

         The  following  table  is  a  reconciliation   of  the  numerators  and
denominators of the basic and diluted EPS:

                                                      Quarter ended March 31,
                                                    ---------------------------
                                                          1999             1998
                                                    ----------       ----------
Net income (loss) used to compute
  earnings per common share ..................      $    1,542       $   (5,361)
                                                    ==========       ==========
Denominator used to compute basic
  earnings (loss) per common share ...........          13,759           14,003
Shares issuable on exercise of options (1) ...             641               --
                                                    ----------       ----------
Denominator used to compute diluted
  earnings (loss) per common share ...........          14,400           14,003
                                                    ==========       ==========
Basic earnings (loss) per share ..............      $     0.11       $    (0.38)
                                                    ==========       ==========
Diluted earnings (loss) per share ............      $     0.11       $    (0.38)
                                                    ==========       ==========


(1) Potential common stock equivalents issuable upon exercise of options to purchase 641,206 shares of common stock priced at $1.00 to $3.50 per share at March 31, 1999. Potential common stock equivalents issuable upon exercise of options to purchase 232,256 shares of common stock priced at $1.00 to $2.75 per share was excluded because their inclusion would be anti-dilutive for the year ended December 31, 1998.






Item 2. Management's  Discussion and Analysis of Financial Condition
                      and Results of Operations

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item 1 of this Quarterly Report.


Historical Background
         CIDCO was incorporated in July 1988 to design, develop and market subscriber telephone equipment that would support Caller ID, Caller ID on Call Waiting and other intelligent network feature ("Network" or "Network Feature") Services (individually or collectively "Services") then being introduced by Regional Bell Operating Companies ("RBOCs") and independent telephone operating companies, both domestic and international (collectively with RBOCs, "Telcos"). The Company began operations in 1989, initially funding its business with a capital investment made by its founders. Prior to its initial public offering, the Company financed its growth principally through internally generated funds and short-term borrowings. In March 1994, the Company completed its initial public offering of Common Stock and had two subsequent public offerings in 1994 resulting in capital infusions to the Company totaling approximately $59.4 million.

         Historically, the Company's primary sales and distribution channels have been direct marketing relationships with certain Telcos ("Direct Marketing Services"), fulfillment of Telco generated orders ("Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and, to a lesser extent, international accounts, retail stores ("Retail"), and original equipment manufacturing ("OEM") customers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Network Services, such as Caller ID, and then ships on the Telco's behalf an adjunct product or a phone product to each customer "acquired" through the campaign. Fulfillment sales occur when the Company receives an order and ships the requested product directly to the customer. In the case of Fulfillment sales, the Telcos generate orders by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Direct Marketing Services programs. Direct Marketing Services sales totaled 32%, 49%, and 25% of sales in 1998, 1997 and 1996, respectively. Fulfillment sales accounted for 34%, 35%, and 43% of sales in 1998, 1997 and 1996, respectively. Sales through Direct Marketing Services and Fulfillment channels for the quarter ended March 31, 1999 were 21% and 43% of total sales, respectively.

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








Results of Operations

         The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                                        As a Percentage of Sales
                                                           Three months ended
                                                                March 31,
                                                        ------------------------
                                                          1999            1998
                                                         -----           -----
Sales .........................................          100.0%          100.0%
Cost of sales .................................           74.2            75.1
                                                         -----           -----
Gross margin ..................................           25.8            24.9
Operating expenses:
   Research and development ...................            4.1             5.2
   Selling and marketing ......................           15.6            25.3
   General and administrative .................            3.2             5.0
   Restructuring ..............................              --            3.9
                                                         -----           -----
                                                          22.9            39.4
                                                         -----           -----
Income (loss) from operations .................            2.9           (14.5)
Other income, net .............................             0.4            2.1
                                                         -----           -----
Income (loss) before income taxes .............            3.3           (12.4)
Provision (benefit) for income taxes ..........              --           (4.7)
                                                         -----           -----
Net income (loss) .............................            3.3%           (7.7)%
                                                         =====           =====


 Sales
         Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Direct Marketing Services, non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales decreased 32% to $47.2 million in the first quarter of 1999 from $69.4 million in the first quarter of 1998. Sales from Direct Marketing Services Programs decreased to $9.9 million in the first quarter of 1999 from $22.6 million in the first quarter of 1998. Fulfillment sales decreased to $20.1 million in the first quarter of 1999 from $28.5 million in the first quarter of 1998. Adjunct product sales decreased to 59% of dollar sales volume in the first quarter of 1999 from 73% of dollar sales volume in the first quarter of 1998. Unit sales of adjunct products decreased in the first quarter of 1999 to 1.5 million from 2.3 million in the first quarter of 1998. These decreases were due to decreased unit sales of the Company's adjunct products through both the Company's Fulfillment sales channel and Direct Marketing Services programs for Network Feature Services on behalf of certain Telcos as the Company chose not to participate in risky, low profit agency programs. In addition, the average selling price of adjunct products dropped 16% from the first quarter of 1998 to the first quarter of 1999 due to continued competitive pricing pressures.

 Gross margin
         Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales increased to 26% in the first quarter of 1999 from 25% in the first quarter of 1998. This increase was primarily due to the absence of one-time charges in the first quarter of 1999 that were present in the first quarter of 1998. Excluding one-time charges, gross margin for the first quarter of 1998 was 37%. The decrease in gross margin between the first quarters of 1999 and 1998 (adjusted for one-time charges) was primarily due to the decrease in Direct Marketing Services sales that, in the first quarter of 1998, had significantly higher gross margins in conjunction with significantly higher marketing costs. In addition, continued pricing pressures for all products contributed to the lower gross margins in the first quarter of 1999. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. For the remainder of 1999, the Company believes gross margins will range between 20% to 30%.

 Research and development expenses
         Research and development expenses consist of salaries for personnel, associated benefits and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses decreased to $1.9 million in the quarter ended March 31, 1999 from $3.6 million in the first quarter of 1998. This decrease primarily resulted from decreased spending on iPhone(R)(1)related development projects due to the discontinuance of its Internet Solutions Division as well as overall expense reductions due to the restructuring initiated in the third quarter of 1998. Research and development expenses as a percentage of sales decreased to 4.1% in the quarter ended March 31, 1999 from 5.2% in the same period of 1998.
The Company expects that research and development spending will remain at approximately the same absolute dollar level experienced in the first quarter of 1999 for the remainder of 1999.

 Selling and marketing expenses
         Selling and marketing expenses consist of personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased to $7.3 million in the quarter ended March 31, 1999, from $17.6 million in the comparable period of 1998. As a percentage of sales, selling and marketing expenses decreased to 15.6% in the quarter ended March 31, 1999, from 25.4% in the same period of 1998. This decrease was primarily due to decreased marketing costs for the Company's Direct Marketing Services programs for Network Services. These marketing costs totaled $2.9 million in the first quarter of 1999 as compared to $11.2 million in the first quarter of 1998. The balance of the decrease was due to overall expense reductions resulting from the restructuring initiated in the third quarter of 1998. The Company expects that selling and marketing expenses as a percentage of sales will remain at approximately the level experienced in the first quarter of 1999 for the remainder of 1999.

 General and administrative expenses
         General and administrative expenses consist of primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $1.5 million in the quarter ended March 31, 1999 from $3.5 million in the comparable period of 1998. As a percentage of sales, general and administrative expenses decreased to 3.2% in the quarter ended March 31, 1999 from 5.0% in the comparable period of 1998. These decreases are mainly due to the absence in the first quarter of 1999 of a one-time charge of $1.2 million incurred in the first quarter of 1998, as well as overall expense reductions due to the restructuring begun in the third quarter of 1998. The Company believes that general and administrative expenditures will remain at approximately first quarter spending levels during the remainder of 1999.

 Restructuring
         The Company incurred no additional restructuring charges in the first quarter of 1999 as compared to $2.7 million in the first quarter of 1998. The Company currently expects no further restructuring charges in 1999.

 Provision (benefit) for income taxes
         The Company recorded no tax provision in the first quarter of 1999 due to a loss carry-forward from 1998. In the first quarter of 1998, the benefit for income taxes reflects an effective tax rate of (38)%.



(1) iPhone is a registered trademark of InfoGear Technology Corporation.

 Liquidity and capital resources
         The Company's cash, cash equivalents increased $16.8 million during the quarter ended March 31, 1999 primarily from cash generated from operations of $17.4 million and the sale of short-term investments of $2.9 million, partially offset by acquisition of treasury stock of $3.1 million and acquisition of property and equipment of $0.4 million. Cash generated by operations of $17.4 million resulted primarily from the receipt of income tax refunds of $18.3 million, increased accounts payable of $5.4 million, decreased inventories of $2.4 million, net income of $1.5 million, depreciation and amortization of $1.4 million and decreased other current assets of $0.7 million, partially offset by increased accounts receivable of $11.1 million and decreased accrued liabilities and taxes payable of $1.2 million.

         The Company generated working capital of $69.6 million as of March 31, 1999, as compared to $70.2 million at December 31, 1998. The Company's current ratio decreased to 3.2 to 1, as of March 31, 1999, from 3.6 to 1, as of December 31, 1998. Accounts receivable increased $11.1 million to $38.8 million at March 31, 1999 from $27.7 million at December 31, 1998, while the average daily sales outstanding rate decreased to 74 days from 83 days due to the higher sales volume in the first quarter of 1999 over the last quarter of 1998.

         The Company has a line of credit for up to $15 million. Borrowings under the line bear interest at the bank's base rate and the interest is payable monthly. The bank's base rate was 7.75% per annum at March 31, 1999. Borrowings under the line are secured by substantially all of the Company's assets. As of March 31, 1999, the Company had not borrowed any funds under the line. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. Letters of credit secured by this line totaled $1.0 million as of March 31, 1999.

         On January 27, 1999, the Company announced plans to purchase up to two million shares of its outstanding Common Stock. As of March 31, 1999, the Company had repurchased 698,000 shares at an aggregate purchase price of $3.1 million.

         The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. The Company believes its remaining 1999 capital expenditures will be approximately $4.6 million. The remaining 1999 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.


Factors That May Affect Future Results

 Dependence on Telco Services and Maturation of Market
         Approximately 59%, 65% and 84% of the Company's revenues during the first quarter of 1999 and the years 1998 and 1997, respectively, came from the Company's sales of Network Feature adjuncts and the balance from Network Feature phones. The size of the overall market for Network Feature products and Services is a function of the total number of potential subscribers with Network Feature-enabled telephone lines and the rate of adoption of Network Feature Services, or the "penetration rate," among those subscribers. Customer adoption of Network Feature Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Network Feature Services, the perceived value of the Services to end users, including the extent to which other end users have also adopted Network Feature Services, and the end user cost for the Services. There can be no assurances that Telcos will continue to promote Network Feature Services, that one or more Network Feature Services will gain market acceptance or that, in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Network Feature Service has not been achieved for the entire United States market, one or more regional markets may become saturated. Further, the market for Network Feature adjunct products may be eroded as Network Feature functionality is designed into competitively priced phone products as a standard Feature. Declines in demand for or revenues from Network Feature Services, whether due to reduced promotion of such Services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Network Feature Services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Direct Marketing Services arrangements to obtain incremental end user adoption of Network Feature Services increases, which may result in unfavorable pressures on the Company's profitability.

 Dependence on Telcos; Concentrated Customer Base
         A significant portion of the Company's revenues is derived from a small number of Telcos. During the first quarter of 1999 and the years 1998 and 1997, respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 72% (two customers), 62% (four customers) and 77% (four customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers where on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse affect on the Company's business, results of operations or financial condition.

         The Company's sales and operating results are substantially dependent on the extent of, and the timing of, this relatively small number of Telcos' respective decisions to implement and from time-to-time promote Caller ID, Caller ID on Call Waiting and other Network Services on a system-wide or regional basis. The extent to which the Telcos determine to implement and/or from time-to-time promote Network Services may be affected by a wide variety of factors, including regulatory approvals, technical requirements, budgetary constraints at the Telcos, consolidation among Telcos, market saturation for the Services, the profitability of the Services to the Telcos, market acceptance for the Services and other factors. The Company typically has little control over any of these factors. There can be no assurances that the Telcos will continue to implement and/or promote Network Feature Services, or that the Company's product and program offerings will be selected by the Telcos. Moreover, the Company believes that certain Telcos have begun to perform for themselves the customer acquisition services currently undertaken by the Company through its Direct Marketing programs, rather than through third parties such as the Company. The continuation of this trend among the Telcos could have a material adverse affect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog and its quarterly results are substantially dependent on the Telcos' implementation and/or promotion of Services on a system wide or regional basis during each quarter. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. As result, to the extent that the Telcos delay the implementation and/or promotion of these Services which were anticipated for a particular quarter, the Company's sales and operating results in that quarter may be materially and adversely affected.

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


 Possible Volatility of Stock Price
         The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to the technology industry or the telecommunications industry in particular. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.


Year 2000 Compliance

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

         The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs (for example, 98=1998), and the assumption of a single century, namely the 1900s. A program created with this assumption may read or attempt to read "00" as the year 1900. If computer or information systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact to the operations of a company who is not sufficiently prepared. To minimize the possibility and extent of such an impact to the Company's operation, the Company has put into place a formal Year 2000 Compliance Project that focuses on four key readiness areas: (1) product readiness, addressing the Company's product functionality; (2) internal infrastructure readiness, addressing internal information systems and non-information technology systems; (3) supplier readiness, addressing the preparedness of our supplier base; and (4) customer readiness; addressing the preparedness of our customer base. The Company has appointed a Year 2000 Compliance Officer, and for each readiness area, a task force is systematically performing company-wide risk assessment and contingency planning, conducting testing and remediation, and communicating with employees, suppliers, customers and third-party business partners to uncover problem areas and develop action plans related to the Year 2000 problem. Below are overviews of each readiness area and the Company's progress thereon for becoming ready for the Year 2000.

Product Readiness
         The Company has completed its review of Year 2000 issues with respect to its product line. The Company's telephones, telephone adjuncts and accessories, and other products, with the exception of one PBX product, do not calculate dates or rely upon software that calculates dates. Any date information that is displayed on these products is provided by the Telco Service provider over the Telco's Network, and only month and day information is sent over the Network and displayed by the products. Additionally, the user can set the date information in two (2) of the Company's current products. In other words, The Company's products simply display the date information that the Telco provides, or in some cases, the date information that a user inputs. Accordingly, Year 2000 issues are not relevant to the functionality of these products. For the one product that calculates dates, the Voysconnect PBX System, the related software will, under normal use, record and process calendar dates falling on or after January 1, 2000 with the same functionality, data integrity and performance as the software records and processes calendar dates on or before December 31, 1999. In any future products developed by or for the Company that may calculate or utilize date information, the Company will take steps to require Year 2000 compliance.

Internal Infrastructure Readiness
         An assessment of internal information systems, hardware and software is in process. The Company has migrated to a new software platform for its enterprise-wide accounting and management system, which is warranted to be Year 2000 compliant. For other systems, the Company is in the process of identifying and modifying non-compliant systems, has established a schedule for prioritized system compliance, and is in the process of executing the Compliance Project. In addition to applications and information technology systems, the Company is testing and developing remediation plans for embedded systems, facilities and other operations. One particular area of activity is in examining, testing and reviewing the interfaces between the Company's various internal systems, some of which may require revision to be Year 2000 compliant. The Company expects all systems to be compliant by no later than July 1999.

Supplier Readiness
         This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's ability to continue providing products and services, and (2) the Year 2000 compliance of suppliers in their internal operations. The Company has contacted all its material suppliers. The Company has received responses from the majority of its preferred suppliers. Supplier issues that potentially affect the Company's operations and products are targeted to be resolved by July 1999. The Company has informed its suppliers that it will reevaluate its business relationship with any supplier who either fails to respond or cooperate with this project, or who fails to certify as to Year 2000 compliance by July 1999.

Customer Readiness
         This program is focused on minimizing the risk associated with our customers in two areas: (1) a customer's ability to continue ordering and utilizing the Company's products and services, and (2) the Year 2000 compliance of customers in their internal operations, especially with respect to Electronic Data Interchange ("EDI") with the Company. The Company has contacted all its significant customers. The Company has received responses from some of its customers and anticipates that the majority of customers will respond and provide the Company with the requested information, and will participate with the Company in joint testing of EDI processes and interfaces. Customer issues that potentially affect the Company's sales of products and services are targeted to be resolved by September 1999.

Risk Factors, Costs and Contingency Planning:
         The Company's overall Year 2000 project is currently migrating from the assessment phase to the remediation and contingency planning phases with remediation and contingency planning in progress on a number of fronts. The Company believes that its greatest potential risks are associated with the systems of the Company's suppliers, and secondarily, problems associated with the Company's information systems and infrastructure needs. For example, it is possible that infrastructure service providers (e.g., electricity and/or water providers) may, despite assurances, be unable to deliver services without interruption to the Company's headquarter facilities and/or to the Company's overseas manufacturers. For example, recent reports indicate that China may suffer electricity outages for failure to adequately prepare for the year 2000. The Company utilizes contract manufacturers in Malaysia, China and Thailand and is considering building surplus product inventory this year, and is evaluating enabling back-up manufacturing at alternate facilities. Additionally, it is possible that one or more of the Company's Telco customers may choose to defer the commencement of programs that they would ordinarily start in the last quarter of 1999 or the first quarter of 2000 to avoid Year 2000 issues that may arise with respect to Network Services. Such a decision could have a detrimental impact upon the Company's revenue for those quarters.

         With respect to suppliers and information systems, the Company is well along with assessment and is performing remediation and contingency planning, but cannot predict whether significant problems will yet be identified. However, based on the status of the assessments made and remediation plans developed and implemented to date, the Company currently does not believe that problems identified will pose significant issues, or that direct costs associated with such issues will exceed $1,000,000. Once the Company has completed its assessments, developed remediation plans for all problems, developed remaining contingency plans, and completely implemented and tested its remediation plans, it will be better able to estimate remediation costs, and it will provide updated estimates at that time.

         As the Year 2000 Compliance Project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in time, or may find that the costs of these activities exceed current expectations. In many cases, the Company will be in a position of relying on assurances from suppliers and infrastructure service providers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company.


Item 3        Quantitative and Qualitative Disclosure About Market Risk

         Management believes that the market risk associated with the Company's market risk sensitive instruments as of March 31, 1999 is not material, and therefore, disclosure is not required.







PART II.      OTHER INFORMATION

ITEM 1. Legal Proceedings

         PhoneTel Communications, Inc. filed a complaint in August 1998 in Federal District Court in Texas, alleging that CIDCO Worldwide, Inc. (an affiliate of the Company) and 14 other defendants violated one or more of PhoneTel's telephony patents. The complaint has not been served on the Company pending the completion of current discussions between PhoneTel and the Company, and thus litigation has not commenced. Although this matter is at an early stage, management believes that the Company has not infringed any of PhoneTel's patents, and that it would prevail in any litigation which may proceed from this complaint. Management of the Company currently believes that the outcome of this matter and the ultimate effect, if any, will not materially impact the Company's consolidated financial position, results of operations, or cash flows.

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

             None.


ITEM 5.      Other Information

             None.


ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                      See Index to Exhibits at page 21 below.

              (b) Reports on Form 8-K.
                      The Company  filed no reports on Form 8-K during the three months ended March 31, 1999.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CIDCO INCORPORATED


May 13, 1998                        By:/s/Paul G. Locklin
------------                           ------------------
     Date                              Paul G. Locklin
                                       President and Chief Executive Officer
                                       Chairman of the Board of Directors


May 13, 1998                           /s/Richard D. Kent
------------                           ------------------
     Date                              Richard D. Kent
                                       Chief Financial Officer, Chief Operations
                                       Officer, Chief Accounting Officer and
                                       Corporate Secretary






                               CIDCO INCORPORATED

                                Index to Exhibits

Exhibits                                                                    Page
   3.1    Amended and Restated Certificate of Incorporation. (1)              --
   3.2    Second Amended and Restated By-laws of CIDCO Incorporated
            dated January 26, 1999. (7)                                       --
   4.1    Amended and Restated Loan and Security Agreement dated March 29,
            1999 between Registrant and Comerica Bank-California.             22
   4.2    Rights Agreement dated as of January 27, 1997, between the
            Registrant and United States Trust Company
            of New York, as Rights Agent. (3)                                 --
  10.4 Patent License Agreement dated as of May 1, 1989 between the Registrant and American Telephone and Telegraph Company. (1) --
  10.5    Form of Indemnification Agreement. (1)                              --
  10.17   Sublease dated Nov. 18, 1994, between Thoits Bros. and the
            Registrant for 180 Cochrane Circle. (2)                           --
  10.18 Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle, Units A, B, C, D and E. (2) --
  10.20   Registrant's 1994 Directors' Stock Option Plan. (2)                 --
  10.21   Registrant's 1994 Employee Stock Purchase Plan. (2)                 --
  10.24   Employment Agreement dated June 28, 1996 between Registrant
            and Ian Laing. (4)                                                --
  10.30   Registrant's Second Amended and Restated 1993 Stock Option Plan.(5) --
  10.31   Registrant's Amended and Restated 1998 Stock Option Plan. (5)       --
  10.32   Employment Agreement dated June 1, 1998 between Registrant
            and Richard D. Kent. (5)                                          --
  10.33   Employment Termination Agreement dated Nov. 12, 1998 between
            Registrant and Daniel L. Eilers. (5)                              --
  10.34   Employment Agreement dated Nov. 12, 1998 between Registrant
            and Paul G. Locklin. (6)                                          --
  10.35   Employment Agreement dated Sept. 30, 1994 between Registrant
            and Timothy J. Dooley. (6)                                        --
  10.39   Employment Agreement dated June 5, 1998 between Registrant
            and William A. Sole.                                              54

-------------------------------
 (1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
 (2) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
 (3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
 (4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
 (5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.
 (6) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1998.