Form 10-K405/A
period 1998-12-31
CIDCO INC
filed 1999-06-16
CIK 917639

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           FORM 10-K/A AMENDMENT NO. 1

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

                                    YES X    NO
                                       ---     ---

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

Number of shares outstanding of the Registrant's Common Stock on March 25, 1999:
13,383,010

================================================================================

                               CIDCO INCORPORATED

Item   8.     Financial Statements and Supplementary Data

The following Balance Sheet replaces the original in its entirety:

                                  BALANCE SHEET
                      (in thousands, except per share data)

                                                             December 31,
                                                      -------------------------
                                                           1998            1997
                                                      ---------       ---------
ASSETS
Current assets:
Cash and cash equivalents .........................   $  12,349       $  48,253
Short-term investments ............................      13,975          26,486
Accounts receivable, net of allowances for
    doubtful accounts of $1,885 and $3,301 ........      27,689          58,082
Inventories .......................................      22,086          12,904
Deferred tax asset ................................       1,490          11,808
Income tax refund receivable ......................      18,367              --
Other current assets ..............................       1,547           1,306
                                                      ---------       ---------
   Total current assets ...........................      97,503         158,839
Property and equipment, net .......................       9,691          12,591
Other assets ......................................         473           1,998
                                                      ---------       ---------
                                                      $ 107,667       $ 173,428
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..................................   $  12,446       $  29,868
Accrued liabilities ...............................      14,585          10,955
Accrued taxes payable .............................         234           1,875
                                                      ---------       ---------
   Total current liabilities ......................      27,265          42,698

Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
Common stock, $.01 par value; 35,000 shares
    authorized, 14,418 and 14,418 shares issued ...         144             144
Treasury Stock, at cost (339 and 463 shares) ......      (4,600)         (6,163)
Additional paid-in capital ........................      88,916          88,763
Retained earnings (deficit) .......................      (4,058)         47,986
                                                      ---------       ---------
   Total stockholders' equity .....................      80,402         130,730
                                                      ---------       ---------
                                                      $ 107,667       $ 173,428
                                                      =========       =========

The notes presented in the original 10-K are an integral part of the financial statements.