Form 10-Q
period 1999-06-30
CIDCO INC
filed 1999-08-13
CIK 917639

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

The number of shares outstanding of the Registrant's Common Stock on August 4, 1999 was 13,468,862.

================================================================================

                               CIDCO INCORPORATED
                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

    ITEM 1.  Financial Statements:

             Balance sheets at June 30, 1999
                and December 31, 1998 .........................................3

             Statements of operations for the three and six months
                ended June 30, 1999 and 1998 ..................................4

             Statements of cash flows for the six months
                ended June 30, 1999 and 1998 ..................................5

             Notes to financial statements ....................................6

    ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................8

    ITEM 3.  Quantitative and Qualitative Disclosure about Market Risks ......19

PART II. OTHER INFORMATION

    ITEM 1.  Legal Proceedings ...............................................20

    ITEM 2.  Changes in Securities ...........................................20

    ITEM 3.  Defaults Upon Senior Securities .................................20

    ITEM 4.  Submission of Matters to a Vote of Security Holders .............20

    ITEM 5.  Other Information ...............................................21

    ITEM 6.  Exhibits and Reports on Form 8-K ................................21


SIGNATURES ...................................................................22

Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements


                               CIDCO INCORPORATED
                                 BALANCE SHEETS
                (in thousands, except per share data; unaudited)


                                                          June 30,     Dec. 31,
                                                              1999         1998
                                                        ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents .........................    $  39,890   $  12,349
   Short-term investments ............................        8,686      13,975
   Accounts receivable, net of allowance
     for doubtful accounts of $1,578 and $1,885 ......       24,182      27,689
   Inventories .......................................       15,861      22,086
   Deferred tax asset ................................           --       1,490
   Income tax refunds receivable .....................           --      18,367
   Other current assets ..............................          259       1,547
                                                          ---------   ---------
     Total current assets ............................       88,878      97,503
Property and equipment, net ..........................        8,294       9,691
Other assets .........................................          602         473
                                                          ---------   ---------

                                                          $  97,774   $ 107,667
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................    $   5,197   $  12,446
   Accrued liabilities ...............................       11,572      14,585
   Accrued taxes payable .............................           57         234
                                                          ---------   ---------
     Total current liabilities .......................       16,826      27,265
                                                          ---------   ---------
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares
      authorized, 14,418 and 14,418 shares issued ....          144         144
   Treasury stock, at cost (992 and 339 shares) ......       (6,967)     (4,600)
   Additional paid-in capital ........................       88,916      88,916
   Retained earnings .................................       (1,145)     (4,058)
                                                          ---------   ---------
     Total stockholders' equity ......................       80,948      80,402
                                                          ---------   ---------

                                                          $  97,774   $ 107,667
                                                          =========   =========


   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                            STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                         Three months ended     Six months ended
                                                   June 30,             June 30,
                                        -------------------     ----------------
                                            1999      1998       1999      1998
                                        --------  --------   --------  --------

Sales ................................  $ 47,101  $ 43,387   $ 94,303  $112,740
Cost of sales ........................    34,508    32,990     69,546    85,046
                                        --------  --------   --------  --------

Gross margin .........................    12,593    10,397     24,757    27,694
                                        --------  --------   --------  --------
Operating expenses:
     Research and development ........     2,642     3,218      4,578     6,808
     Selling and marketing ...........     6,593    15,765     13,925    33,414
     General and administrative ......     1,539     2,053      3,058     5,535
     Restructuring ...................        --        --         --     2,672
                                        --------  --------   --------  --------

                                          10,774    21,036     21,561    48,429
                                        --------  --------   --------  --------

Income (loss) from operations.........     1,819   (10,639)     3,196   (20,735)
Other income, net ....................       230       983        395     2,432
                                        --------  --------   --------  --------
Income (loss) before income taxes ....     2,049    (9,656)     3,591   (18,303)
Provision (benefit) for income taxes .        --    (3,669)        --    (6,955)
                                        --------  --------   --------  --------

Net income (loss) ....................  $  2,049  $ (5,987)  $  3,591  $(11,348)
                                        ========  ========   ========  ========

Basic earnings (loss) per share ......  $   0.15  $  (0.43)  $   0.26  $  (0.81)
                                        ========  ========   ========  ========

Diluted earnings (loss) per share ....  $   0.14  $  (0.43)  $   0.25  $  (0.81)
                                        ========  ========   ========  ========

Common shares outstanding ............    13,409    14,035     13,584    14,019
                                        ========  ========   ========  ========

Common shares assuming dilution.......    14,471    14,035     14,435    14,019
                                        ========  ========   ========  ========


   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                            STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)
                                                              Six months ended
                                                                  June 30,
                                                           --------------------
                                                               1999        1998
                                                           --------    --------

Cash flows provided by (used in)
           operating activities:
   Net income (loss) ..................................     $  3,591   $(11,348)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
      Depreciation and amortization ...................        2,787      1,935
      Deferred taxes...................................        1,490         --
      Equity in losses of affiliate ...................           --        205
  Changes in assets and liabilities:
       Accounts receivable ............................        3,507     19,612
       Inventories ....................................        6,225    (14,867)
       Income tax refunds receivable...................       18,367         --
       Other current assets ...........................        1,288     (6,694)
       Other assets ...................................         (129)    (3,864)
       Accounts payable ...............................       (7,249)       (72)
       Accrued liabilities ............................       (3,013)     2,782
       Accrued taxes payable ..........................         (177)    (1,875)
                                                            --------   --------
Net cash provided by (used in) operating activities ...       26,687    (14,186)
                                                            --------   --------
Cash flows provided by (used in) investing activities:
   Acquisition of property and equipment ..............       (1,390)    (6,079)
   Sale (purchase) of short-term investments, net .....        5,220    (11,694)
                                                            --------   --------

Net cash provided by (used in) investing activities ...        3,830    (17,773)
                                                            --------   --------
Cash flows provided by (used in) financing activities:
   Issuance of common stock ...........................          178        822
   Purchase of treasury stock .........................       (3,154)        --
                                                            --------   --------

Net cash provided by (used in) financing activities ...       (2,976)       822
                                                            --------   --------
Net increase (decrease) in cash and cash equivalents ..       27,541    (31,137)
Cash and cash equivalents at beginning of period ......       12,349     48,253
                                                            --------   --------

Cash and cash equivalents at end of period ............     $ 39,890   $ 17,116
                                                            ========   ========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes .........................     $     --   $  2,075
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

         The components of inventory are as follows (in thousands):

                                                   Jun. 30, 1999  Dec. 31, 1998
                                                   -------------  -------------
Inventories, net of reserves:
  Finished Goods ................................      $  9,683        $ 14,005
  Raw Materials (1)  ............................         6,178           8,081
                                                       --------        --------
                                                       $ 15,861        $ 22,086
                                                       ========        ========

(1) A reserve of $2,212 and 3,935 (in thousands) related to i-Phone raw materials has been included in restructuring for the periods ended June 30, 1999 and December 31,1998, respectively. See Note 3.


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

     The following table lists the components of the restructuring accrual for the quarter ended June 30, 1999:

                                       Employee       Asset
(in thousands):                           Costs Write-downs    Leases     Total
                                       -------- -----------   -------   -------
Balance at December 31, 1998 ...        $    60     $ 3,935   $  (112)  $ 3,883
Actual results for 1999 ........            345       1,723      (129)    1,939
                                        -------     -------   -------   -------

Balance at June 30, 1999 .......        $  (285)    $ 2,212   $    17   $ 1,944
                                        =======     =======   =======   =======


Note 4.       Earnings per Share

         Basic Earnings Per Share ("EPS") is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                Three Months         Six months
                                              ended June 30,     ended June 30,
                                            ----------------  -----------------
                                               1999     1998     1999      1998
                                            -------  -------  -------  --------
Net income (loss) used to compute
     earnings per common share ............ $ 2,049  $(5,987) $ 3,591  $(11,348)
                                            =======  =======  =======  ========
Denominator used to compute basic
     earnings (loss) per common share .....  13,409   14,035   13,584    14,019
Shares issuable on exercise of options(1)..   1,062       --      851        --
                                            -------  -------  -------  --------
Denominator used to compute diluted
     earnings (loss) per common share .....  14,471   14,035   14,435    14,019
                                            =======  =======  =======  ========
Basic earnings (loss) per share ........... $  0.15  $ (0.43) $  0.26  $  (0.81)
                                            =======  =======  =======  ========
Diluted earnings (loss) per share ......... $  0.14  $ (0.43) $  0.25  $  (0.81)
                                            =======  =======  =======  ========

(1) Stock options to purchase 292,659 shares of common stock priced at $7.41 to $24.95 per share were excluded because their inclusion would be anti-dilutive for the quarter ended June 30, 1999. Stock options outstanding as of June 30, 1998 were excluded because any stock option inclusion would be anti-dilutive.

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

         Historically, the Company's primary sales and distribution channels have been direct marketing relationships with certain Telcos ("Direct Marketing Services"), fulfillment of Telco generated orders ("Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and, to a lesser extent, international accounts, retail stores ("Retail"), and original equipment manufacturing ("OEM") customers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Network Services, such as Caller ID, and then ships on the Telco's behalf an adjunct product or a phone product to each customer "acquired" through the campaign. Fulfillment sales occur when the Company receives an order and ships the requested product directly to the customer. In the case of Fulfillment sales, the Telcos generate orders by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Direct Marketing Services programs. Direct Marketing Services sales totaled 32%, 49%, and 25% of sales in 1998, 1997 and 1996, respectively. Fulfillment sales accounted for 34%, 35%, and 43% of sales in 1998, 1997 and 1996, respectively. Sales through Direct Marketing Services and Fulfillment channels for the quarter ended June 30, 1999 were 12% and 16% of total sales, respectively, and for the six months ended June 30, 1999 were 17% and 29% of total sales, respectively.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's Statement of Operations:

                                                Three months        Six months
                                              ended June 30,    ended June 30,
                                             ---------------   ---------------
                                               1999     1998     1999     1998
                                             ------   ------   ------   ------
Sales ....................................    100.0%   100.0%   100.0%   100.0%
Cost of sales ............................     73.3     76.0     73.8     75.4
                                             ------   ------   ------   ------

Gross margin .............................     26.7     24.0     26.2     24.6
                                             ------   ------   ------   ------
Operating expenses:
   Research and development ..............      5.6      7.5      4.8      6.0
   Selling and marketing .................     14.0     36.3     14.8     29.7
   General and administrative ............      3.3      4.7      3.2      4.9
   Restructuring .........................       --       --       --      2.4
                                             ------   ------   ------   ------

                                               22.9     48.5     22.8     43.0
                                             ------   ------   ------   ------
Income (loss) from operations ............      3.8    (24.5)     3.4    (18.4)
Other income, net ........................      0.5      2.3      0.4      2.2
                                             ------   ------   ------   ------

Income (loss) before income taxes ........      4.3    (22.2)     3.8    (16.2)
Provision (benefit) for income taxes .....       --     (8.4)      --     (6.2)
                                             ------   ------   ------   ------

Net income (loss) ........................      4.3%   (13.8)%    3.8%   (10.0)%
                                             ======   ======   ======   ======


 Sales
         Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Direct Marketing Services, non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales increased 9% to $47.1 million in the second quarter of 1999 from $43.4 million in the second quarter of 1998. This increase in sales was mainly due to the increase in wholesale channel sales of the cordless phone product, the CL980; partially offset by decreased adjunct sales from both Direct Marketing Services and Fulfillment Programs. The CL980 is a new cordless phone product that supports Network Features and our Telco customers are aggressively promoting it through their own marketing channels. Adjunct product sales decreased to 43% of dollar sales volume in the second quarter of 1999 from 61% of dollar sales volume in the second quarter of 1998. This decrease was mainly due to the decrease in the average adjunct selling price, which fell 33% in the second quarter of 1999 from the second quarter of 1998 due to competitive pricing pressures. For the six-month periods ended June 30, 1999 and 1998, sales decreased 16% to $94.3 million from $112.7 million mainly due to the decrease in adjunct product sales, partially offset by the increase in cordless phone product sales.

 Gross margin
         Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales increased to 27% in the second quarter of 1999 from 24% in the second quarter of 1998. This increase was primarily due to product cost reductions and higher margin Network Feature phone sales. For the six-month periods ended June 30, 1999 and 1998, gross margin as a percentage of sales increased slightly to 26% from 25%, respectively. This increase was primarily due to the absence of one-time charges in the first six months of 1999 that were present in the same period of 1998. Excluding one-time charges, gross margin for the first six months of 1998 was 31%. The decrease in gross margin between the first six months of 1999 and 1998 (adjusted for one-time charges) was primarily due to the decrease in sales generated by direct marketing sales programs that, in the first quarter of 1998, had significantly higher gross margins in conjunction with significantly higher marketing costs. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. For the remainder of 1999, the Company believes gross margins will range between 20% and 30%.

 Research and development expenses
         Research and development expenses consist of salaries for personnel, associated benefits and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses decreased to $2.6 million in the quarter ended June 30, 1999 from $3.2 million in the second quarter of 1998. For the six-month periods ended June 30, 1999 and 1998, research and development expenses decreased to $4.6 million from $6.8 million, respectively. These decreases primarily resulted from decreased spending on iPhone(R)(1) related development projects due to the discontinuance of its Internet Solutions Division as well as overall expense reductions due to the restructuring initiated in the third quarter of 1998. Research and development expenses as a percentage of sales decreased to 5.6% in the quarter ended June 30, 1999 from 7.5% in the same period of 1998. In the six months ended June 30, 1999, research and development expenses as a percentage of sales decreased to 4.8% from 6.0% in the same period of 1998. The Company expects that research and development spending will remain at approximately the same absolute dollar level experienced in the first six months of 1999 for the remainder of 1999.

 Selling and marketing expenses
         Selling and marketing expenses consist of personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased to $6.6 million in the quarter ended June 30, 1999, from $15.8 million in the comparable period of 1998. For the six months ended June 30, 1999, selling and marketing expenses decreased to $13.9 million from $33.4 million in the comparable period of 1998. Selling and marketing expenses decreased as a percentage of sales to 14.0% in the quarter ended June 30, 1999 from 36.3% in the same period of 1998. In the six months ended June 30, 1999, selling and marketing expenses decreased as a percentage of sales to 14.8% from 29.7% in the same period of 1998. These decreases were primarily due to decreased external marketing costs for the Company's Direct Marketing Services programs for Network Services. These external marketing costs totaled $4.1 million in the first six months of 1999 as compared to $19.9 million in the same period of 1998. The balance of the decreases were due to overall expense reductions resulting from the restructuring initiated in the third quarter of 1998. The Company expects that selling and marketing expenses as a percentage of sales may vary in the future due to changes in sales mix by distribution channel. For the remainder of 1999, the Company believes selling and marketing expenses will range between 15% and 20% of sales.

 General and administrative expenses
         General and administrative expenses consist of primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $1.5 million in the quarter ended June 30, 1999 from $2.1 million in the comparable period of 1998. In the first six months of 1999, general and administrative expenses decreased to $3.1 million from $5.5 million in the comparable period of 1998. As a percentage of sales, general and administrative expenses decreased to 3.3% in the quarter ended June 30, 1999 from 4.7% in the comparable period of 1998. In the first six months of 1999, general and administrative expenses decreased to 3.2% as a percentage of sales from 4.9% in the comparable period of 1998. These decreases are mainly due to the absence of a one-time charge of $1.2 million incurred in the first quarter of 1998, as well as overall expense reductions due to the restructuring begun in the third quarter of 1998. The Company believes that general and administrative expenditures will remain at approximately first six months spending levels during the remainder of 1999.
 Restructuring
         The Company incurred no additional restructuring charges in the first six months of 1999 as compared to $2.7 million in the first six months of 1998. The Company currently expects no further restructuring charges in 1999.

 Provision (benefit) for income taxes
         The Company recorded no tax provision in the first six months of 1999 due to a loss carry-forward from 1998. In the first six months of 1998, the benefit for income taxes reflects an effective tax rate of 38%.


(1) iPhone  is a  registered  trademark  of  InfoGear  Technology  Corporation.


 Liquidity and capital resources
         The Company's cash, cash equivalents increased $27.5 million during the six months ended June 30, 1999 primarily from cash generated from operations of $26.7 million, the sale of short-term investments of $5.2 million and the proceeds from the issuance of common stock of $0.2 million, partially offset by acquisition of treasury stock of $3.2 million and acquisition of property and equipment of $1.4 million. Cash generated by operations of $26.7 million resulted primarily from the receipt of income tax refunds of $18.4 million, decreased inventories of $6.2 million, net income of $3.6 million, decreased accounts receivable of $3.5 million, depreciation and amortization of $2.8 million, decreased deferred taxes payable of $1.4 million, and decreased other assets of $1.2 million, partially offset by decreased accounts payable of $7.2 million and decreased accrued liabilities and income taxes payable of $3.2 million.

         The Company had working capital of $72.1 million as of June 30, 1999, as compared to $70.2 million at December 31, 1998. The Company's current ratio increased to 5.3 to 1, as of June 30, 1999, from 3.6 to 1, as of December 31, 1998. The average daily sales outstanding rate decreased to 47 days from 83 days in the second quarter of 1999 over the last quarter of 1998.

         The Company has a line of credit for up to $15 million. Borrowings under the line bear interest at the bank's base rate and the interest is payable monthly. The bank's base rate was 7.75% per annum at June 30, 1999. Borrowings under the line are secured by substantially all of the Company's assets. As of June 30, 1999, the Company had not borrowed any funds under the line. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. Letters of credit secured by this line totaled $2.5 million as of June 30, 1999.

         On January 27, 1999, the Company announced plans to purchase up to two million shares of its outstanding Common Stock. As of June 30, 1999, the Company had repurchased 713,000 shares at an aggregate purchase price of $3.1 million.

         The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. The Company believes its remaining 1999 capital expenditures will be approximately $3.0 million. The remaining 1999 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements through the end of 1999.


Factors That May Affect Future Results

 Dependence on Telco Services and Maturation of Market
         Approximately 51%, 65% and 84% of the Company's revenues during the first six months of 1999 and the years 1998 and 1997, respectively, came from the Company's sales of Network Feature adjuncts and the balance from Network Feature phones. The size of the overall market for Network Feature products and Services is a function of the total number of potential subscribers with Network Feature-enabled telephone lines and the rate of adoption of Network Feature Services, or the "penetration rate," among those subscribers. Customer adoption of Network Feature Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Network Feature Services, the perceived value of the Services to end users, including the extent to which other end users have also adopted Network Feature Services, and the end user cost for the Services. There can be no assurances that Telcos will continue to promote Network Feature Services that one or more Network Feature Services will gain market acceptance or that, in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Network Feature Service has not been achieved for the entire United States market, one or more regional markets may become saturated. Further, the market for Network Feature adjunct products may be eroded as Network Feature functionality is designed into competitively priced phone products as a standard feature. While this adjunct market decline may increase the market for the Company's Network Feature phones, this could increase the Company's dependence upon growth of this product line and there is no assurance that the Company will not see increased competition in this arena, which could drive down margins and sales. Declines in demand for or revenues from Network Feature Services, whether due to reduced promotion of such Services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Network Feature Services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Direct Marketing Services arrangements to obtain incremental end user adoption of Network Feature Services increases, which may result in unfavorable pressures on the Company's profitability.

 Dependence on Telcos; Concentrated Customer Base
         A significant portion of the Company's revenues is derived from a small number of Telcos. During the first six months of 1999 and the years 1998 and 1997, respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 80% (three customers), 62% (four customers) and 77% (four customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers where on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse effect on the Company's business, results of operations or financial condition.

         The Company's sales and operating results are substantially dependent on the extent of, and the timing of, this relatively small number of Telcos' respective decisions to implement and from time-to-time promote Caller ID, Caller ID on Call Waiting and other Network Services on a system-wide or regional basis. The extent to which the Telcos determine to implement and/or from time-to-time promote Network Services may be affected by a wide variety of factors, including regulatory approvals, technical requirements, budgetary constraints at the Telcos, consolidation among Telcos, market saturation for the Services, the profitability of the Services to the Telcos, market acceptance for the Services and other factors. The Company typically has little control over any of these factors. There can be no assurances that the Telcos will continue to implement and/or promote Network Feature Services, or that the Telcos will select the Company's product and program offerings. Moreover, the Company believes that certain Telcos have begun to perform for themselves the customer acquisition services currently undertaken by the Company through its Direct Marketing programs, rather than through third parties such as the Company. The continuation of this trend among the Telcos could have a material adverse affect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog and its quarterly results are substantially dependent on the Telcos' implementation and/or promotion of Services on a system wide or regional basis during each quarter. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. As a result, to the extent that the Telcos delay the implementation and/or promotion of these Services which were anticipated for a particular quarter, the Company's sales and operating results in that quarter may be materially and adversely affected.

 New Product Introduction; Technological Change
         The telecommunications industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and changing industry standards, which may render existing products and Services, obsolete. The Company's future success will depend in large part on its ability to timely develop and introduce new products and services which keep pace with, and correctly anticipate, these changes and which meet new, evolving market standards and changing customer requirements, as well as its ability to enhance and improve existing products and services. Product introductions and short product life cycles necessitate high levels of expenditure for research and development. There can be no assurance that the Company's existing markets will not be eroded or that the Company will be able to correctly anticipate and/or timely develop and introduce products and services which meet the requirements of the changing marketplace or which achieve market acceptance. If the Company is unable to develop and introduce products and services which timely meet the changing requirements of the marketplace and achieve market acceptance, the Company's business, results of operations or financial condition may be materially and adversely affected.

         In particular, the Company is seeking to expand its product offerings into a new business area, Internet/E-Mail appliances, and expects to devote a significant portion of its research and development resources on enhancing and further developing its MailStation(TM)(2)product line, "e-mail appliances" which allow electronic messaging via an easy-to-use device. These are significantly new areas for the Company and its existing research and development as well as sales and marketing personnel. There can be no assurances that the Company will be successful in timely developing such products or that, if developed, there will be a market for such products. Moreover, there can be no assurances that the Company's existing personnel will have the skills necessary to timely develop, market and sell products for this market or that, if it becomes necessary to do so, the Company will be able to hire the necessary skilled personnel to develop, market and/or sell products in these new areas.

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

 Need to Develop Alternative Distribution Channels
         Historically, the Company's Telco customers have been the primary distribution channel for the Company's products. However, the Company is seeking to diversify its distribution channels toward direct-to-end-user, retail and other alternate distribution channels to the extent such channels do not conflict with current Telco partnerships, with the goals of broadening the Company's market opportunities and adding predictability to the Company's quarter-by-quarter revenues. In addition, the Company is considering alternative channels for the marketing and sale of its new MailStation product. Moving into these new channels may involve a number of risks, including, among other things, the establishment of new channel relationships and presence, the cost of creating brand awareness and end-user demand in the new channels, the viability of the Company's product offerings in the new channels and managing conflicts among different channels offering the Company's products. There can be no assurance that the Company will be successful in identifying and exploiting alternate distribution channels or in addressing any one or more of these risks. If the Company is not successful, it may lose significant sales opportunities and will continue to be substantially dependent upon the Telco channel for sales of its products.

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

 Risks Relating to International Sales
         The Company has had relatively limited international sales to date. However, the Company believes that international sales, particularly in Latin America, Asia-Pacific and Europe, may represent an increasing percentage of the Company's sales in the future. The Company's future success will depend in part on its ability to compete in Latin America, in the Asia-Pacific region, and in Europe, and this will depend on the continuation of favorable trading relationships between the region and the United States. The Company's entry into international markets will likely require significant management attention and may require significant engineering efforts to adapt the Company's products to such countries' telephone systems. Moreover, the rate of customer acceptance of Network Feature Services in areas outside of the United States is highly uncertain. There can be no assurance that the Company's Network Feature products will gain meaningful market penetration in target foreign jurisdictions, whether due to local consumer preferences, local regulatory requirements, technological constraints in the local Networks, the extent to which the local Telcos determine to promote Network Feature Services, or other factors. Dependence on revenues from international sales involves a number of inherent risks, including new or different regulations, economic slowdown and/or downturn in the general economy in one or more local markets, international currency fluctuations, general strikes or other disruptions in working conditions, political instability, trade restrictions, changes in tariffs, the difficulties associated with staffing and managing international operations, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology and other trade barriers. International sales will also be impacted by the specific economic conditions in each country.

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

Product Readiness
         The Company has completed its review of Year 2000 issues with respect to its product line. The Company's telephones, telephone adjuncts and accessories, and other products, with the exception of one product, do not calculate dates or rely upon software that calculates dates. Any date information that is displayed on these products is provided by the Telco Service provider over the Telco's Network, and only month and day information is sent over the Network and displayed by the products. Additionally, the user can set the date information in two (2) of the Company's current products. In other words, The Company's products simply display the date information that the Telco provides, or in some cases, the date information that a user inputs. Accordingly, Year 2000 issues are not relevant to the functionality of these products. For the one product that calculates dates, the MailStation e-mail appliance, the related software will, under normal use, record and process calendar dates falling on or after January 1, 2000 with the same functionality, data integrity and performance as the software records and processes calendar dates on or before December 31, 1999. In any future products developed by or for the Company that may calculate or utilize date information, the Company will take steps to assure Year 2000 compliance.

Internal Infrastructure Readiness
         Remediation of internal information systems, hardware and software is in process and is mostly complete. The Company has migrated to a new software platform for it's enterprise-wide accounting and management system, which is warranted to be Year 2000 compliant and which is currently being tested for compliance. For other systems, the Company is in the process of modifying non-compliant systems, has established a schedule for prioritized system compliance, and is in the process of executing the Compliance Project. In addition to applications and information technology systems, the Company is implementing, testing and developing remediation plans for embedded systems, facilities and other operations. One particular area of activity is in examining, testing and reviewing the interfaces between the Company's various internal systems, some of which may require further revision to be Year 2000 compliant. Most systems are now compliant and the Company expects all systems to be compliant by no later than September 1999.


(2) MailStation is a trademark of CIDCO Incorporated.

Supplier Readiness
         This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's ability to continue providing products and services, and (2) the Year 2000 compliance of suppliers in their internal operations. The Company has contacted all its material suppliers. The Company has received responses from the vast majority of its preferred suppliers. Supplier issues that potentially affect the Company's operations and products are targeted to be resolved by September 1999. The Company has informed its suppliers that it will reevaluate its business relationship with any supplier who either fails to respond or cooperate with this project, or who fails to certify as to Year 2000 compliance by July 1999. The Company has also placed a number of non-mission critical suppliers on hold and continues to work with and seek alternatives to certain mission critical suppliers who have not certified that they are compliant.

Customer Readiness
         This program is focused on minimizing the risk associated with our customers in two areas: (1) a customer's ability to continue ordering and utilizing the Company's products and services, and (2) the Year 2000 compliance of customers in their internal operations, especially with respect to Electronic Data Interchange ("EDI") with the Company. The Company has contacted all its significant customers. The Company has received responses from most of its customers and anticipates that the majority of customers will respond and provide the Company with the requested information, and will participate with the Company in joint testing of EDI processes and interfaces. Customer issues that potentially affect the Company's sales of products and services are targeted to be resolved by September 1999.

Risk Factors, Costs, Remediation and Contingency Planning:
     The Company's overall Year 2000 project is currently in the remediation and contingency planning phases on a number of fronts. The Company believes that its greatest potential risks are associated with the systems of the Company's suppliers, and secondarily, problems associated with the Company's infrastructure needs. For example, it is possible that infrastructure service providers (e.g., electricity and/or water providers) may, despite assurances, be unable to deliver services without interruption to the Company's headquarter facilities and/or to the Company's overseas manufacturers. For example, reports indicate that China may suffer electricity outages for failure to adequately prepare for the year 2000. The Company utilizes contract manufacturers in Malaysia, China and Thailand and plans to build surplus product inventory this year as a contingency measure. Additionally, it is possible that one or more of the Company's Telco customers may choose to defer the commencement of programs that they would ordinarily start in the last quarter of 1999 or the first quarter of 2000 to avoid Year 2000 issues that may arise with respect to Network Services. Such a decision could have a detrimental impact upon the Company's revenue for those quarters.

         With respect to suppliers and information systems, the Company is well along with performing remediation and contingency planning, but cannot predict whether significant problems will yet be identified. However, based on the status of the assessments made and remediation plans developed and implemented to date, the Company currently does not believe that problems identified will pose significant issues, or that direct costs associated with such issues will exceed $1,000,000. Once the Company has completed its assessments, developed remediation plans for all problems, developed remaining contingency plans, and completely implemented and tested its remediation plans, it will be better able to estimate remediation costs, and it will provide updated estimates at that time.

         As the Year 2000 Compliance Project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in time, or may find that the costs of these activities exceed current expectations. In many cases, the Company will be in a position of relying on assurances from suppliers and infrastructure service providers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test such third-party products and services, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company.


Item 3        Quantitative and Qualitative Disclosure About Market Risk

         Management believes that the market risk associated with the Company's market risk sensitive instruments as of June 30, 1999 is not material, and therefore, disclosure is not required.

PART II.      OTHER INFORMATION

ITEM 1. Legal Proceedings

         PhoneTel Communications, Inc. filed a complaint in August 1998 in Federal District Court in Texas, alleging that CIDCO Worldwide, Inc. (an affiliate of the Company) and 14 other defendants violated one or more of PhoneTel's telephony patents. Although this matter is at an early stage, management believes that the Company has not infringed any of PhoneTel's patents, and that it would prevail in any litigation which may proceed from this complaint. Management of the Company currently believes that the outcome of this matter and the ultimate effect if any will not materially impact the Company's consolidated financial position, results of operations, or cash flows.

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

        None.


ITEM 3. Defaults Upon Senior Securities

        None.


ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders on May 26, 1999.

        There were three proposals under consideration:
           1)To elect one Class B Director to hold office for a three-year term and until a successor is elected and qualified. Ernest K. Jacquet was nominated. The results were:
             VOTES FOR        11,998,632           VOTES WITHHELD   137,288

           2)To approve the Company's 1999 Employee Stock Purchase Plan. The results were:
             VOTES FOR        11,780,185           VOTES AGAINST    322,661
             VOTES ABSTAINED      33,074

           3)To ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending December 31, 1999. The results were:
             VOTES FOR        12,068,586           VOTES AGAINST     46,983
             VOTES ABSTAINED      20,351

ITEM 5.      Other Information

             None.


ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                      See Index to Exhibits at page 23 below.

              (b) Reports on Form 8-K.
                      The Company filed no reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CIDCO INCORPORATED


August 6, 1999                   By:/s/Paul G. Locklin
     Date                            Paul G. Locklin
                                     President and Chief Executive Officer
                                     Chairman of the Board of Directors


August 6, 1999                       /s/Richard D. Kent
     Date                            Richard D. Kent
                                     Chief Financial Officer, Chief Operations
                                     Officer, Chief Accounting Officer and
                                     Corporate Secretary

                               CIDCO INCORPORATED

                                Index to Exhibits

   Exhibits                                                                Page

3.1   Amended and Restated Certificate of Incorporation. (1)                 --

3.2   Second Amended and Restated By-laws of CIDCO Incorporated dated
        January 26, 1999. (7)                                                --

4.1  Amended and Restated Loan and Security Agreement dated March 29,1999
        between Registrant and Comerica Bank-California.                     --

4.2   Rights Agreement dated as of January 27, 1997, between the Registrant
        and United States Trust Company of New York, as Rights Agent. (3)    --

10.4  Patent License Agreement dated as of May 1, 1989 between the
        Registrant and American Telephone and Telegraph Company. (1)         --

10.5  Form of Indemnification Agreement. (1)                                 --

10.17 Sublease dated Nov. 18, 1994,  between Thoits Bros. and
        the Registrant for 180 Cochrane Circle. (2)                          --

10.18 Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the
         Registrant for 105 Cochrane Circle, Units A, B, C, D, and E. (2)    --

10.20 Registrant's 1994 Directors' Stock Option Plan. (2)                    --

10.21 Registrant's 1994 Employee Stock Purchase Plan. (2)                    --

10.24 Employment Agreement dated June 28, 1996 between Registrant
        and Ian Laing. (4)                                                   --

10.30 Registrant's Second Amended and Restated 1993 Stock Option Plan. (5)   --

10.31 Registrant's Amended and Restated 1998 Stock Option Plan. (5)          --

10.32 Employment Agreement dated June 1, 1998 between Registrant and
        Richard D. Kent. (5)                                                 --

10.33 Employment Termination Agreement dated Nov. 12, 1998 between
        Registrant and Daniel L. Eilers. (5)                                 --

10.34 Employment Agreement dated Nov. 12, 1998 between Registrant and
        Paul G. Locklin. (6)                                                 --

10.35 Employment Agreement dated Sept. 30, 1994 between Registrant and
        Timothy J. Dooley. (6)                                               --

10.39 Employment Agreement dated June 5, 1998 between Registrant
        and William A. Sole.                                                 --

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