Form 10-Q
period 1999-09-30
CIDCO INC
filed 1999-11-15
CIK 917639

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the quarterly period ended September 30, 1999. OR
[   ] Transition  report pursuant to Section 13(d) or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from  ______  to  ________.

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

The number of shares outstanding of the Registrant's Common Stock on November 9, 1999 was: 13,724,288

================================================================================





                               CIDCO INCORPORATED

                                      INDEX



PART I.    FINANCIAL INFORMATION                                            Page

         ITEM 1. Financial Statements:

                 Balance sheets at September 30, 1999
                    and December 31, 1998 .....................................3

                 Statements of operations for the three and nine months
                    ended September 30, 1999 and 1998 .........................4

                 Statements of cash flows for the nine months
                    ended September 30, 1999 and 1998 .........................5

                 Notes to financial statements ................................6

         ITEM 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations .............8

         ITEM 3. Quantitative and Qualitative Disclosure about Market Risks...18

PART II.   OTHER INFORMATION

         ITEM 1. Legal Proceedings ...........................................19

         ITEM 2. Changes in Securities .......................................19

         ITEM 3. Defaults upon Senior Securities .............................19

         ITEM 4. Submission of Matters to a Vote of Security Holders .........19

         ITEM 5. Other Information ...........................................19

         ITEM 6. Exhibits and Reports on Form 8-K ............................19


SIGNATURES ...................................................................20





Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements


                               CIDCO INCORPORATED
                                 BALANCE SHEETS
                (in thousands, except per share data; unaudited)

                                                   September 30,  December 31,
                                                           1999          1998
                                                     ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents ......................  $   35,883    $   12,349
   Short-term investments .........................      12,313        13,975
   Accounts receivable, net of allowance
      for doubtful accounts of $2,364 and $1,885 ..      26,823        27,689
   Inventories ....................................      20,650        22,086
   Deferred tax asset .............................          --         1,490
   Income tax refunds receivable ..................          --        18,367
   Other current assets ...........................         686         1,547
                                                     ----------    ----------
      Total current assets ........................      96,355        97,503
Property and equipment, net .......................       7,415         9,691
Other assets ......................................         707           473
                                                     ----------    ----------
                                                     $  104,477    $  107,667
                                                     ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................  $   10,836    $   12,446
   Accrued liabilities ............................      11,465        14,585
   Accrued taxes payable ..........................          65           234
                                                     ----------    ----------
      Total current liabilities ...................      22,366        27,265
                                                     ----------    ----------
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares
      authorized, 14,418 and 14,418 shares issued .         144           144
   Treasury stock, at cost (740 and 339 shares) ...      (3,520)       (4,600)
   Additional paid-in capital .....................      88,916        88,916
   Retained earnings ..............................      (3,429)       (4,058)
                                                     ----------    ----------
      Total stockholders' equity ..................      82,111        80,402
                                                     ----------    ----------
                                                     $  104,477    $  107,667
                                                     ==========    ==========


   The accompanying notes are an integral part of these financial statements.






                               CIDCO INCORPORATED
                            STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                      Three months ended      Nine months ended
                                           September 30,          September 30,
                                      ------------------   --------------------
                                          1999      1998        1999       1998
                                      --------  ---------  ---------  ---------
Sales ............................... $ 36,862  $  31,338  $ 131,165  $ 144,078
Cost of sales .......................   26,196     34,819     95,742    119,865
                                      --------  ---------  ---------  ---------
Gross margin ........................   10,666     (3,481)    35,423     24,213
                                      --------  ---------  ---------  ---------
Operating expenses:
    Research and development ........    2,459      2,200      7,037      9,008
    Selling and marketing ...........    6,847     11,630     20,772     45,044
    General and administrative ......    1,319      1,842      4,377      7,377
    Restructuring ...................       --     17,186         --     19,858
                                      --------  ---------  ---------  ---------
                                        10,625     32,858     32,186     81,287
                                      --------  ---------  ---------  ---------
Income (loss) from operations .......       41    (36,339)     3,237    (57,074)
Other income, net ...................      473      1,006        867      3,438
                                      --------  ---------  ---------  ---------
Income (loss) before income taxes ...      514    (35,333)     4,104    (53,636)
Provision(benefit) for income taxes .       --         --         --     (6,955)
                                      --------  ---------  ---------  ---------
Net income (loss) ................... $    514  $ (35,333) $   4,104  $ (46,681)
                                      ========  =========  =========  =========
Earnings (loss) per share - Basic ... $   0.04  $   (2.51) $    0.30  $   (3.33)
                                      ========  =========  =========  =========
Earnings (loss) per share - Diluted . $   0.03  $   (2.51) $    0.28  $   (3.33)
                                      ========  =========  =========  =========
Common shares outstanding ...........   13,553     14,077     13,574     14,038
                                      ========  =========  =========  =========
Common shares assuming dilution .....   14,870     14,077     14,568     14,038
                                      ========  =========  =========  =========


   The accompanying notes are an integral part of these financial statements.







                           CIDCO INCORPORATED
                        STATEMENTS OF CASH FLOWS
                        (in thousands; unaudited)

                                                             Nine months ended
                                                               September 30,
                                                           --------------------
                                                              1999         1998
                                                           ---------  ---------

 Cash flows provided by (used in) operating activities:
    Net income (loss) ..................................   $   4,104  $ (46,681)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
       Depreciation and amortization ...................       4,187      2,238
       Equity in losses of affiliate ...................          --      1,605
       Deferred tax asset ..............................       1,490     (7,199)
       Changes in assets and liabilities:
         Accounts receivable ...........................         866     20,103
         Inventories ...................................       1,436     (8,103)
         Income tax refunds receivable .................      18,367         --
         Other current assets ..........................         861        410
         Other assets ..................................        (234)    (1,123)
         Accounts payable ..............................      (1,610)   (13,227)
         Accrued liabilities ...........................      (3,120)     7,455
         Accrued taxes payable .........................        (169)        --
                                                           ---------  ---------
           Net cash provided by (used in)
              operating activities .....................      26,178    (44,522)
                                                           ---------  ---------
 Cash flows provided by (used in) investing activities:
    Acquisition of property and equipment ..............      (1,911)    (5,322)
    Sale of short-term investments, net ................       1,574     10,454
                                                           ---------  ---------
           Net cash provided by (used in)
              investing activities .....................        (337)     5,132
                                                           ---------  ---------
 Cash flows provided by (used in) financing activities:
    Issuance of Common Stock ...........................         847        865
    Purchase of treasury stock .........................      (3,154)        --
                                                           ---------  ---------
           Net cash provided by (used in)
              financing activities .....................      (2,307)       865
                                                           ---------  ---------
 Net increase (decrease) in cash and cash equivalents ..      23,534    (38,525)
 Cash and cash equivalents at beginning of period ......      12,349     48,253
                                                           ---------  ---------
 Cash and cash equivalents at end of period ............   $  35,883  $   9,728
                                                           =========  =========
 Supplemental disclosure of cash flow information:
    Cash paid for income taxes .........................   $      --  $   1,855
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

       The components of inventory are as follows (in thousands):

                                                 Sep. 30, 1999    Dec. 31, 1998
                                                 -------------    -------------
 Inventories, net of reserves:
     Finished Goods .............................   $   16,237       $   14,005
     Raw Materials (1) ..........................        4,413            8,081
                                                    ----------       ----------
                                                    $   20,650       $   22,086
                                                    ==========       ==========

(1) A reserve of $2,180 and 3,935 (in thousands) related to i-Phone raw materials has been included in restructuring as of September 30, 1999 and December 31,1998, respectively. See Note 3.


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

       The following table lists the components of the restructuring accrual for the quarter ended September 30, 1999:

                                    Employee        Asset
                                       Costs  Write-downs    Leases       Total
(in thousands):                      -------  -----------   -------   ---------
Balance at December 31, 1998 .....   $    60    $   3,935   $  (112)  $   3,883
Actual results for 1999 ..........      (345)      (1,755)      129      (1,971)
                                     -------    ---------   -------   ---------
Balance at September 30, 1999 ....   $  (285)   $   2,180   $    17   $   1,912
                                     =======    =========   =======   =========


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

       The  following   table  is  a   reconciliation   of  the  numerators  and
denominators of the basic and diluted EPS:

                                        Three Months ended    Nine Months ended
                                              September 30,        September 30,
                                        ------------------   ------------------
                                            1999      1999       1999      1998
                                        --------  --------   --------  --------
Net income (loss) used to compute
     earnings per commonshare ......... $    514  $(35,333)  $  4,104  $(46,681)
                                        ========  ========   ========  ========
Denominator used to compute basic
     earnings (loss) per common share .   13,553    14,077     13,574    14,038
Shares issuable on exercise of
     options(1) .......................    1,317        --        994        --
                                        --------  --------   --------  --------
Denominator used to compute diluted
     earnings (loss) per common share .   14,870    14,077     14,568    14,038
                                        ========  ========   ========  ========
Earnings (loss) per share - Basic ..... $   0.04  $  (2.51)  $   0.30  $  (3.33)
                                        ========  ========   ========  ========
Earnings (loss) per share - Diluted ... $   0.03  $  (2.51)  $   0.28  $  (3.33)
                                        ========  ========   ========  ========

(1) Stock options to purchase 274,084 shares of common stock priced at $12.43 to $24.95 per share were excluded because their inclusion would be anti-dilutive for the quarter ended September 30, 1999. Stock options outstanding as of September 30, 1998 were excluded because any stock option inclusion would be anti-dilutive.

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

       Historically, the Company's primary sales and distribution channels have been direct marketing relationships with certain Telcos ("Direct Marketing"), fulfillment of Telco generated orders ("Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and, to a lesser extent, international accounts, retail stores ("Retail"), and original equipment manufacturing ("OEM") customers. Direct Marketing programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products or to sell the Company's products directly to the consumer. As part of these programs the Company, acting as the Telco's "agent," generates an order for Network Services, such as Caller ID, and then ships an adjunct product or a phone product to each customer "acquired" through the campaign. Fulfillment sales occur when the Company receives an order from a Telco and ships the requested product directly to the customer. In the case of Fulfillment sales, the Telcos generate orders by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Direct Marketing programs. Direct Marketing sales totaled 32%, 49%, and 25% of sales in 1998, 1997 and 1996, respectively. Fulfillment sales accounted for 34%, 35%, and 43% of sales in 1998, 1997 and 1996, respectively. Sales through Direct Marketing Service and Fulfillment channels for the quarter ended September 30, 1999 were 37% and 14% of total sales, respectively, and for the nine months ended September 30, 1999 were 59% and 25% of total sales, respectively.

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




Results of Operations

       The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's Statement of
Operations:
                                         Three months ended  Nine months ended
                                              September 30,      September 30,
                                         ------------------  -----------------
                                             1999      1998     1999      1998
                                            -----     -----    -----     -----
Sales .................................     100.0%    100.0%   100.0%    100.0%
Cost of sales .........................      71.1     111.1     73.0      83.2
                                            -----     -----    -----     -----
Gross margin ..........................      28.9     (11.1)    27.0      16.8
                                            -----     -----    -----     -----
Operating expenses:
    Research and development ..........       6.7       7.0      5.4       6.3
    Selling and marketing .............      18.5      37.1     15.8      31.3
    General and administrative ........       3.6       5.9      3.3       5.1
    Restructuring .....................        --      54.8       --      13.8
                                            -----     -----    -----     -----
                                             28.8     104.8     24.5      56.5
                                            -----     -----    -----     -----
Income (loss) from operations .........       0.1    (115.9)     2.5     (39.7)
    Other income, net .................       1.3       3.2      0.6       2.4
                                            -----     -----    -----     -----
Income (loss) before income taxes .....       1.4    (112.7)     3.1     (37.3)
Provision (benefit) for income taxes ..       0.0       0.0      0.0      (4.8)
                                            -----     -----    -----     -----
Net income (loss) .....................       1.4%   (112.7)%    3.1%    (32.5)%
                                            =====     =====    =====     =====


 Sales
       Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Direct Marketing, non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales increased 17.6% to $36.9 million in the third quarter of 1999 from $31.3 million in the third quarter of 1998. This increase in sales was mainly due to the increase in wholesale channel sales of both the Company's new Internet appliance, the MailStation(TM)1, and the Company's CL980 cordless phone, partially offset by decreased adjunct and corded phone product sales from both Direct Marketing and Fulfillment programs. Sales for the third quarter of 1999 were negatively impacted by two natural disasters. First, Hurricane Floyd caused the Company's telemarketing vendors to close their offices during a critical period for a large eastern seaboard program for the quarter and resulted in a non-receptive customer base. Then, the earthquake in Taiwan caused a manufacturing delay in a cordless phone product for which the Company had customer purchase orders specifying delivery during the quarter. In the first nine months of 1999, sales decreased 9.0% to $131.1 million from $144.1 million in the first nine months of 1998. This decrease was primarily due to the decrease in adjunct product sales, partially offset by the increase in sales of cordless phone products and the MailStation. Adjunct product sales decreased to 43% of total dollar sales volume in the first nine months of 1999 from 64% in the first nine months of 1998, due to both a 21% decrease in average selling prices and a 22% reduction in units sold. During the same periods phone sales increased to 52% of total dollar sales volume from 35% due to a 108% increase in the number of units sold and a 72% increase in average selling prices.

 Gross margin
       Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales increased to 29% in the third quarter of 1999, from (11)% in the third quarter of 1998. For the nine-month periods ended September 30, 1999 and 1998, gross margin as a percentage of sales increased to 27% from 17%, respectively. These increases were partially due to one-time charges absent in 1999 for obsolete inventory of $9.3 million written off in 1998. Excluding one-time charges, gross margins for the quarters ended September 30, 1999 and 1998 were 29% and 19%, respectively. This increase was due mainly to product cost reductions as well as higher margin cordless Network Feature phone sales. Excluding one-time charges, gross margins for the nine-month periods ended September 30, 1999 and 1998 were 27% and 26%, respectively. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. For the remainder of 1999, the Company believes gross margins will range between 20% and 30%.

 Research and development expenses
       Research and development expenses represent salaries for personnel, associated benefits and tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased to $2.5 million in the quarter ended September 30, 1999 from $2.2 million in the third quarter of 1998. This increase was primarily due to increased project spending on new cordless telephone products. Research and development expenses decreased to $7.0 million in the nine-month period ending September 30, 1999 from $9.0 million in the first nine months of 1998. This decrease primarily resulted from reduced headcount and decreased spending on iPhone(R)2-related development projects due to the discontinuance of the Company's Internet Solutions Division as well as overall expense reductions related to the restructuring initiated in the third quarter of 1998. Research and development expenses as a percentage of sales decreased to 6.7% in the quarter ended September 30, 1999 from 7.0% in the comparable period of 1998 and decreased to 5.4% in the first nine months of 1999 from 6.3% in the comparable period of 1998. The Company expects that research and development expenses will remain at approximately the same level in absolute dollars during the remainder of 1999.

 Selling and marketing expenses
       Selling and marketing expenses represent personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased to $6.8 million in the quarter ended September 30, 1999, from $11.6 million in the comparable period of 1998 and decreased to $20.8 million in the nine months ended September 30, 1999 from $45.0 million in the comparable period of 1998. As a percentage of sales, selling and marketing expenses decreased to 18.5% in the quarter ended September 30, 1999, from 37.1% in the same period of 1998. In the nine months ended September 30, 1999, selling and marketing expenses decreased to 15.8% from 31.3% of sales. These decreases were due to decreased external marketing costs for the Company's Direct Marketing programs. The Company expects that selling and marketing expenses may increase slightly as a percentage of sales for the remainder of 1999 based on the increased volume associated with direct marketing activities and Direct Marketing programs.

 General and administrative expenses
       General and administrative expenses represent primarily salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $1.3 million in the quarter ended September 30, 1999 from $1.8 million in the comparable period of 1998 and decreased to $4.4 million in the nine months ended September 30, 1999 from $7.4 million in the comparable period of 1998 as a result of decreased headcount and related personnel expenses. As a percentage of sales, general and administrative expenses decreased to 3.6% in the quarter ended September 30, 1999 from 5.9% in the comparable period of 1998. In the nine months ended September 30, 1999, general and administrative expenses decreased to 3.3% from 5.1% as percentages of sales. The Company believes that general and administrative expenditures will remain relatively consistent for the remainder of 1999, when compared to the first nine months of 1999.

 Restructuring
       The  Company  incurred  no  additional   restructuring   charges  in  the
nine-month period ending September 30, 1999 as compared to $19.9 million incurred in the nine-month period ending September 30, 1998. The Company expects no further restructuring charges in 1999.

 Provision (benefit) for income taxes
       The Company recorded no tax provision in the nine months ended September 30, 1999 due to a loss carry-forward from 1998. During the nine months ended September 30, 1998, the benefit for income taxes reflects an effective tax rate of 13%.

 Liquidity and capital resources
       The Company's cash and cash equivalents increased $23.5 million during the nine months ended September 30, 1999 primarily from cash generated from operations of $26.2 million, the sale of short-term investments of $1.5 million and the proceeds from the issuance of common stock of $0.8 million, partially offset by acquisition of treasury stock of $3.2 million and acquisition of property and equipment of $1.9 million. Cash generated by operations of $26.2 million resulted primarily from the receipt of income tax refunds of $18.4 million, depreciation and amortization of $4.2 million, net income of $4.1 million, decreased deferred tax asset of $1.5 million, decreased inventories of $1.4 million, decreased accounts receivable of $0.9 million and decreased other assets of $0.6 million, partially offset by decreased accrued liabilities and income taxes payable of $3.3 million and decreased accounts payable of $1.6 million.

       The Company had working capital of $74.0 million as of September 30, 1999, as compared to $70.2 million at December 31, 1998. The Company's current ratio increased to 4.3 to 1, as of September 30, 1999, from 3.6 to 1, as of December 31, 1998. The average daily sales outstanding rate decreased to 65 days from 80 days in the third quarter of 1999 over the last quarter of 1998.

       The Company has a line of credit for up to $15 million. Borrowings under the line bear interest at the bank's base rate and the interest is payable monthly. The bank's base rate was 8.25% per annum as of September 30, 1999. Borrowings under the line are secured by substantially all of the company's assets. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. As of September 30, 1999, the Company had not borrowed any funds under the line. Letters of credit secured by this line totaled $8.9 million as of September 30, 1999.

       On January 27, 1999, the Company announced plans to purchase up to two million shares of its outstanding Common Stock. As of September 30, 1999, the Company had repurchased 713,000 shares at an aggregate purchase price of $3.1 million.

       The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. The Company believes its remaining 1999 capital expenditures will be approximately $1.0 million. These capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.




Factors That May Affect Future Results

 Dependence on Telco Services and Maturation of Market
       Approximately 43%, 65% and 84% of the Company's revenues during the first nine months of 1999 and the years 1998 and 1997, respectively, came from the Company's sales of Network Feature adjuncts and the balance from Network Feature phones. The size of the overall market for Network Feature products and Services is a function of the total number of potential subscribers with Network Feature-enabled telephone lines and the rate of adoption of Network Feature Services, or the "penetration rate," among those subscribers. Customer adoption of Network Feature Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Network Feature Services, the perceived value of the Services to end users, including the extent to which other end users have also adopted Network Feature Services, and the end user cost for the Services. There can be no assurances that Telcos will continue to promote Network Feature Services, that one or more Network Feature Services will gain market acceptance, or that in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Network Feature Service has not been achieved for the entire United States market, one or more regional markets may become saturated. Further, the market for Network Feature adjunct products may be eroded as Network Feature functionality is designed into competitively priced phone products as a standard feature. While this adjunct market decline may increase the market for the Company's Network Feature phones, this could increase the Company's dependence upon growth of this product line and there is no assurance that the Company will not see increased competition in this arena, which could drive down margins and sales. Declines in demand for or revenues from Network Feature Services, whether due to reduced promotion of such Services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Network Feature Services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Direct Marketing arrangements to obtain incremental end user adoption of Network Feature Services increases, which may result in unfavorable pressures on the Company's profitability.

 Dependence on Telcos; Concentrated Customer Base
       A significant portion of the Company's revenues is derived from a small number of Telcos. During the first nine months of 1999 and the years 1998 and 1997, respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 74% (three customers), 62% (four customers) and 77% (four customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers where on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse effect on the Company's business, results of operations or financial condition.

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

       In particular, the Company is seeking to expand its product offerings into a new business area, Internet/e-mail appliances, and expects to devote a significant portion of its research and development resources on enhancing and further developing its MailStation(TM) product line, "Internet appliances" which allow electronic messaging via an easy-to-use device. These are significantly new areas for the Company and its existing research and development as well as sales and marketing personnel. There can be no assurances that the Company will be successful in timely developing such products or that, once developed, there will be a significant market for such products. Moreover, there can be no assurances that the Company's existing personnel will have the skills necessary to timely develop, market and sell products for this market or that, if it becomes necessary to do so, the Company will be able to hire the necessary skilled personnel to develop, market and/or sell products in these new areas.

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

 Fluctuations in Quarterly Revenues and Operating Results
       The Company has experienced in the past, and may experience in the future, significant fluctuations in sales and operating results from quarter to quarter as a result of a variety of factors, including the timing of orders for the Company's products from Telcos and other customers; the success of the Company's own direct marketing programs, in particular, deriving adequate sales volumes while controlling related costs; the addition or loss of distribution channels or outlets; the impact on adoption rates of changes in monthly end-user charges for Services; the timing and market acceptance of new product introductions by the Company or its competitors; increases in the cost of acquiring end-user customers for Services and the resulting effects on operating expenses; technical difficulties with Telco Networks; changes in the Company's product mix or sales mix by distribution channel that may affect sales prices, margins or both; technological difficulties and resource constraints encountered in developing, testing and introducing new products; uncertainties involved in the Company's entry into markets for new Services; disruption in sources of supply, manufacturing and product delivery; changes in material costs; regulatory changes; general economic conditions; the effect on any part of the Company's operation of naturally occurring phenomena, such as earthquakes; competitive pressures, including reductions in average selling prices and resulting erosions of margins; and other factors. Accordingly, the Company's quarterly results are difficult to predict until the end of each particular quarter, and delays in product delivery or closing of expected sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

 Risks Related to Contract Manufacturing; Limited Sources of Supply
       The Company's products are manufactured for the Company by third parties that are primarily located in Malaysia, China and Thailand. The use of third parties to manufacture products involves a number of risks, including limited control over production facilities and schedules and the management of supply chains for the manufactured products. Moreover, reliance on contract manufacturers in foreign countries subjects the Company to risks of political instability, financial instability, expropriation, currency controls and exchange fluctuations, Year 2000 problems and changes in tax laws, tariffs and rules. See "Risks Relating to International Sales." Many of the key components used in the Company's products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that the Company cannot quickly obtain additional supply without incurring significant incremental costs. In general, the Company does not have long-term supply contracts with its suppliers and orders parts on a purchase order basis. The Company's inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect the Company's business, results of operations and financial condition.

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

 Competition
       The telecommunications industry is an intensely competitive industry with several large vendors that develop and market Network Feature products. Certain of these vendors have significantly more financial and technical resources than the Company. The Company's competitors include in-house divisions of the Company's current and potential customers, as well as companies offering specific services and large firms. In addition to U.S. companies, competitors for the Company's phone products include both large Asian and European consumer electronics companies and smaller Asian and European manufacturers. If the Company's existing customers perform directly the customer acquisition services currently undertaken by the Company through its Direct Marketing programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operations and financial condition could be adversely affected. The introduction of new competitive products into one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition.

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

       Frequent claims and litigation involving patent and other intellectual property rights characterize the telecommunications industry, like many technology-based industries. The Company from time to time may be contacted by third parties claiming that the Company may be infringing patents or other proprietary rights of third parties. The Company has in the past and may in the future have to seek a license under such patents or proprietary rights, or redesign or modify their products and processes in order to avoid infringement of such rights. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patents or proprietary rights, in which case the Company's business, financial condition and results of operations could be materially and adversely affected. Additionally, litigation may be necessary to protect the Company's proprietary rights. Any claims or litigation involving the Company's owned or licensed patents or other intellectual property rights may be time consuming and costly, or cause product shipment delays, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Year 2000 Compliance

     The  information   provided  below   constitutes  a  "Year  2000  Readiness
Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

       The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs (for example, 98=1998), and the assumption of a single century, namely the 1900s. A program created with this assumption may read or attempt to read "00" as the year 1900. If computer or information systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact to the operations of a company who is not sufficiently prepared. To minimize the possibility and extent of such an impact to the Company's operation, the Company has put into place a formal Year 2000 Compliance Project that focuses on four key readiness areas: (1) product readiness, addressing the Company's product functionality; (2) internal infrastructure readiness, addressing internal information systems and non-information technology systems; (3) supplier readiness, addressing the preparedness of our supplier base; and (4) customer readiness; addressing the preparedness of our customer base. The Company has appointed a Year 2000 Compliance Officer, and for each readiness area, a task force has over the last several quarters been systematically performing company-wide risk assessment and contingency planning, conducting testing and remediation, and communicating with employees, suppliers, customers and third-party business partners to uncover and resolve problem areas related to the Year 2000 problem. Below are overviews of each readiness area and the Company's progress thereon for becoming ready for the Year 2000.

 Product Readiness
       The Company has completed its review of Year 2000 issues with respect to its product line. The Company's telephones, telephone adjuncts and accessories, and other products, with the exception of one product, do not calculate dates or rely upon software that calculates dates. Any date information that is displayed on these products is provided by the Telco Service provider over the Telco's Network, and only month and day information is sent over the Network and displayed by the products. Additionally, the user can set the date information for two of the Company's current products. In other words, in all but one of the Company's products simply display the date information that the Telco provides, or in some cases, the date information that a user inputs. Accordingly, Year 2000 issues are not relevant to the functionality of these products. For the one product that calculates dates, the MailStation, dates are calculated internally solely for the purpose of time stamping messages sent and received The related software will, under normal use, record and process calendar dates falling on or after January 1, 2000 with the same functionality, data integrity and performance as the software records and processes calendar dates on or before December 31, 1999. In any future products developed by or for the Company that may calculate or utilize date information, the Company will take steps to assure Year 2000 compliance.

 Internal Infrastructure Readiness
       Remediation of internal information systems, hardware and software is essentially complete. The Company is currently executing its testing protocol to verify that all systems are and remain compliant. The Company is in the process of completing a few final upgrades for embedded systems, facilities and other operations. The vast majority of systems are now compliant and the Company expects all systems to be compliant by November 30, 1999. Testing will continue through the remainder of the year to verify that systems are and remain compliant.

 Supplier Readiness
       This program is focused on minimizing the risk associated with suppliers in two areas: (1) a supplier's ability to continue providing products and services, and (2) the Year 2000 compliance of suppliers in their internal operations. The Company has contacted all its material suppliers. The Company has received responses from the vast majority (94%) of its preferred suppliers. The Company informed its suppliers that it would reevaluate its business relationship with any supplier who either fails to respond or cooperate with this project, or who fails to certify as to Year 2000 compliance. The majority (approximately 80%) of the supplier base has provided written assurances that they are compliant. Non-responsive or non-compliant suppliers who are not mission critical have been placed on "hold," and the company continues to work with and seek alternatives to certain mission critical suppliers who have not certified that they are compliant.

 Customer Readiness
       This program is focused on minimizing the risk associated with our customers in two areas: (1) a customer's ability to continue ordering and utilizing the Company's products and services, and (2) the Year 2000 compliance of customers in their internal operations, especially with respect to Electronic Data Interchange ("EDI") with the Company. The Company has contacted all its significant customers, has received responses from most of its customers and anticipates that the majority of customers will respond and provide the Company with the requested information. The Company is conducting joint testing of EDI processes and interfaces with its principal customers who have agreed to such testing. Customer issues that potentially affect the Company's sales of products and services are targeted to be resolved by November 30, 1999.

 Risk Factors, Costs, Remediation and Contingency Planning
       The Company's overall Year 2000 project is currently in the compliance verification-testing phase. The Company believes that its greatest potential risks are associated with the systems of the Company's suppliers, and secondarily, problems associated with the Company's infrastructure needs. For example, it is possible that infrastructure service providers (e.g., electricity and/or water providers) may, despite assurances, be unable to deliver services without interruption to the Company's headquarter facilities and/or to the Company's overseas manufacturers. For example, reports indicate that China may suffer electricity outages for failure to adequately prepare for the year 2000. The Company utilizes contract manufacturers in Malaysia, China and Thailand and believes it has sufficient product inventory to accommodate a short-term infrastructure failure in its manufacturer base. Additionally, it is possible that one or more of the Company's Telco customers may choose to defer the commencement of programs that they would ordinarily start in the last quarter of 1999 or the first quarter of 2000 to avoid Year 2000 issues that may arise with respect to Network Services. Such a decision could have a detrimental impact upon the Company's revenue for those quarters.

       With respect to suppliers and information systems, the Company has essentially completed its remediation and contingency planning, but cannot predict whether significant problems will yet be identified. However, based on the status of the assessments made and remediation plans developed and implemented to date, the Company currently does not believe that problems identified will pose significant issues, or that direct costs associated with such issues will exceed $1,000,000; this does not include costs associated with a shutdown of infrastructure services as described in the prior paragraph, which the Company believes would most likely constitute the worst case scenario.

       The Company may yet discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in time, or may find that the costs of these activities exceed current expectations. In many cases, the Company will be in a position of relying on assurances from suppliers and infrastructure service providers that new and upgraded information systems and other products will be Year 2000 compliant. The Company is testing such third-party products and services, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way. Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company.


Item 3 Quantitative and Qualitative Disclosure About Market Risk

       Management believes that the market risk associated with the Company's market risk sensitive instruments as of September 30, 1999 is not material, and therefore, disclosure is not required.






PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On April 1, 1999, the Company filed a complaint against Active Voice Corporation in U.S. District Court primarily seeking a Declaratory Judgment of non-infringement and invalidity of U.S. Patent No. 5,327,493 involving detection of tones, and secondarily for patent misuse and unfair competition. Active Voice counter-claimed for infringement of U.S. Patent No. 5,327,493, and the Company amended its complaint to include infringement by Active Voice of the Company's U.S. Patent No. 4,366,348 involving Caller ID technology. The case is in the discovery stage. The Company's Management believes that it will prevail in any litigation, and that the costs and risks of this litigation are not material to its operations.

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


ITEM 5.  Other Information

         None.


ITEM 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits
         See Index to Exhibits at page 21 below.

       (b) Reports on Form 8-K.
         The Company filed no reports on Form 8-K during the three months ended September 30, 1999.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CIDCO INCORPORATED


November 12, 1999          By:/s/Paul G. Locklin
     Date                      Paul G. Locklin
                               President and Chief Executive Officer
                               Chairman of the Board of Directors


November 12, 1999              /s/Richard D. Kent
     Date                      Richard D. Kent
                               Chief Financial Officer, Chief Operations
                               Officer, Chief Accounting Officer and
                               Corporate Secretary






                               CIDCO INCORPORATED
                                Index to Exhibits

Exhibits                                                                   Page
    3.1   Amended and Restated Certificate of Incorporation. (1) .........   --
    3.2   Second Amended and Restated By-laws of CIDCO Incorporated
             dated January 26, 1999. (6) .................................   --
    4.1   Amended and Restated Loan and Security Agreement dated March 29,
             1999 between Registrant and Comerica Bank-California. (7) ...   --
    4.2   Rights Agreement dated as of January 27, 1997, between the
             Registrant and United States Trust Company of New York, as
             Rights Agent. (3) ...........................................   --
   10.4 Patent License Agreement dated as of May 1, 1989 between the Registrant and American Telephone and Telegraph Company. (1) --
   10.5   Form of Indemnification Agreement. (1) .........................   --
   10.17  Sublease dated Nov. 18, 1994, between Thoits Bros. and the
             Registrant for 180 Cochrane Circle. (2) .....................   --
   10.18 Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle, Units A, B, C, D,
             and E. (2) ..................................................   --
   10.20  Registrant's 1994 Directors' Stock Option Plan. (2) ............   --
   10.21  Registrant's 1994 Employee Stock Purchase Plan. (2) ............   --
   10.24  Employment Agreement dated June 28, 1996 between Registrant
             and Ian Laing. (4) ..........................................   --
   10.30  Registrant's Second Amended and Restated 1993 Stock Option
             Plan. (5) ...................................................   --
   10.31  Registrant's Amended and Restated 1998 Stock Option Plan. (5) ..   --
   10.32  Employment Agreement dated June 1, 1998 between Registrant
             and Richard D. Kent. (5) ....................................   --
   10.33  Employment Termination Agreement dated Nov. 12, 1998 between
             Registrant and Daniel L. Eilers. (5) ........................   --
   10.34  Employment Agreement dated Nov. 12, 1998 between Registrant
             and Paul G. Locklin. (6) ....................................   --
   10.35  Employment Agreement dated Sept. 30, 1994 between Registrant
             and Timothy J. Dooley. (6) ..................................   --
   10.39  Employment Agreement dated June 5, 1998 between Registrant
             and William A. Sole. (7) ....................................   --

-----------------------------------
(1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
(2) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
(4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
(5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.
(6) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1998.
(7) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.



Footnotes
1  MailStation is a trademark of CIDCO Incorporated.
2  iPhone is a registered trademark of InfoGear Technology Corporation.