Form 10KT405
period 1999-12-31
CIDCO INC
filed 2000-03-30
CIK 917639

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

                             YES   X              NO
                                -------             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock at $7.25 on March 21, 2000 was $90,861,582. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the Registrant's Common Stock on March 21, 2000:
                                                                      14,424,932

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's   definitive  Proxy  Statement  for  its  1999  Annual  Meeting  of
Shareholders  is  incorporated by reference into Part III (Items 10, 11, 12, and
13) hereof.

================================================================================
This report consists of 56 sequentially numbered pages. The exhibit index is contained on page 43 of this report.



                               CIDCO INCORPORATED
                                      INDEX

PART I.                                                                    Page
                                                                           ----

   Item  1. Business ..........................................................3

   Item  2. Properties .......................................................14

   Item  3. Legal Proceedings ................................................14

   Item  4. Submission of Matters to a Vote of Security Holders ..............14


PART II.

   Item  5. Market for Registrant's Common Stock and Related
               Stockholder Matters ...........................................15

   Item  6. Selected Financial Data ..........................................16

   Item  7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................17

   Item  7A.Quantitative and Qualitative Disclosure About Market Risk ........25

   Item  8. Financial Statements and Supplementary Data ......................26

   Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................42


PART III.

   Item 10. Directors and Executive Officers of the Registrant ...............42

   Item 11. Executive Compensation ...........................................42

   Item 12. Security Ownership of Certain Beneficial Owners and Management ...42

   Item 13. Certain Relationships and Related Transactions ...................42


PART IV.

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..43


SIGNATURES ...................................................................44



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

         CIDCO Incorporated ("CIDCO" or the "Company") is a leading innovator in advanced telephony products - from Caller ID and Network Service equipment to
Internet appliances and services - which support Caller ID, Voice Mail, Three-way Caller Conferencing, Caller ID on Call Waiting and/or other intelligent Network ("Network") Services (collectively "Services") being offered by Regional Bell Operating Companies ("RBOCs") and independent telephone operating companies (collectively with RBOCs, "Telcos") as well as Internet Service Providers (ISP's), both domestic and international. The Company is a leading supplier of Caller ID equipment in the United States and has sold over 32 million product units, including Caller ID display units, Network feature telephones, advanced cordless telephones, smart screen phones and Internet appliance devices. The Company's products are provided to telephone subscribers primarily through distribution arrangements with leading Telcos. Internet appliance devices are distributed through Retailers, Telco's and other ISP's. The Company was incorporated in Delaware in 1988. The Company's principal executive offices are located at 220 Cochrane Circle, Morgan Hill, California (telephone number 408-779-1162). The Company's common stock trades on The Nasdaq Stock Market under the symbol "CDCO".

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

         CIDCO sells its telephony products to individual subscribers through direct marketing relationships with certain Telcos ("Direct Marketing Services"), fulfillment of Telco-generated orders ("Fulfillment"), wholesale shipments directly to Telcos ("Direct to Telco"), and to a lesser extent, international accounts, retail stores ("Retail") and via its own direct marketing activities (telemarketing, web marketing, direct mail, direct response advertising). CIDCO's customers include, among others, Bell Atlantic Corporation ("Bell Atlantic"), GTE Corporation, SBC Inc.( Pacific Bell, Southern New England Telecommunications, Southwestern Bell, and Ameritech), Sprint Communications Company, L.P. ("Sprint"), U S WEST Communications, Inc. ("U S WEST"), Telefonica de Argentina, and TELEFONOS de MEXICO, S.A. de C.V.. With the introduction of its MailStation(R)1 device during 1999, CIDCO has also increased its retail presence with relationships so far with Comp USA, Good Guys, and Staples.

    1  MailStation  is a registered  trademark of CIDCO  Corporation


         Penetration for Caller ID Service has increased as necessary approvals by state public utility commissions have been obtained and as the Telcos have upgraded their switches and implemented new signaling technologies. Caller ID Service is also currently available in much of Canada, Mexico and numerous European, Asian, African and South American countries.

         Since its founding in 1988, the Company has concentrated its product development and marketing efforts on products that support Network Feature Services and that more recently leverage Internet services. The Company's products can be categorized into three primary product families: Internet appliances, accessory products, and Network feature phones.

 Internet Appliances

         In 1996, the Company began developing a line of next-generation, telephone-based "information appliances" which allow access to the World Wide Web and E-mail, as well as Services such as traditional Caller ID, Call Waiting and Network Voice Mail. The Company's first such product in the Internet appliances market was the CIDCO i-Phone(R)2 ("i-Phone"), developed in conjunction with InfoGear Technology Corporation ("InfoGear"), a privately held corporation in which the Company is an investor. The Company began commercial shipments of the i-Phone in the first quarter of 1998. Due to a company resturcturing it discontinued the i-Phone Division in late 1998, but continues to have an equity interest in InfoGear.

         While CIDCO's i-Phone product was ahead of its time, management learned that the E-mail function on the i-Phone was perceived as the most valuable feature on the device and also the most commonly used function by many of its early adopters. Capitalizing on its initial investment, in July 1999, CIDCO introduced the MailStation, a simple, inexpensive, single-use E-mail device designed to bring E-mail to consumers who do not have access to or the need for a personal computer in their homes. The MailStation uses the Internet/telephony networks to enable consumers to handle interpersonal communication in a non-PC environment.

         The Company is negotiating with various online providers to provide additional services in the form of content via the MailStation including headline news, weather, sports, stock quotes and TV listings. The Company anticipates that this will be the first step toward offering consumers access to information, commerce and communications, in an intuitive and automated fashion which is convenient and valuable in their everyday lives. Services available through the MailStation are on a subscription basis, generating a recurring revenue.


   2 i-Phone is a registered trademark of InfoGear Technology Corporation.


 Accessory Products

         The Company's accessory products include a line of Telephone Company (Telco) Network Feature adjunct units which connect to subscribers' telephone lines, receive network signaling from Telco central office switching equipment and display call information on a liquid crystal display ("LCD"). In 1999, the Company introduced a new adjunct that handles voice mail Services offered by the Telco's. CIDCO also re-engineered one of their top selling Type II Caller ID adjuncts to be more competitive in the market. Since the introduction of its first Caller ID unit in 1989, the Company has become a leading provider of Network Feature Service equipment, having sold more than thirty million adjunct units.

 Network Feature Phones

         The Company offers an extended line of Network Feature phones capable of supporting a wide variety of Telco Network Services including Caller ID, Call Return, Call Forwarding and central office Voice Mail in a single device. The Company focused the majority of its recent development in this area on 900-megahertz (MHz) cordless feature phones. At the beginning of 1999, the Company released the CL980 900MHz digital spread spectrum (DSS) cordless speakerphone, and followed with the CL940 and CL990, which were released during the third quarter. These three offer state-of-the-art radio technology and feature variety to coincide with the Telephone Company's "Good", "Better", "Best" marketing strategy. In addition to these the Company has developed some lower cost 900MHz analog cordless telephones ideally suited for Telco promotional efforts.

Industry Background

         Prior to its  court-mandated  break-up  in 1984,  American  Telephone &
Telegraph ("AT&T") was a regulated monopoly that provided local and long distance services, and customer telephone equipment to over two-thirds of the telephone subscribers in the United States. Today's competitive telecommunications industry has evolved principally as a result of AT&T's divestiture of the RBOCs. The RBOCs, which currently account for approximately 77% of local telephone access lines in the United States, provide standard dial tone service and local telephone access lines. Interexchange carriers, such as AT&T, MCI WorldCom and Sprint, provide long distance and other services. Since the divestiture, Lucent Technology (former equipment entity of AT&T) has continued to sell switching equipment and telephone equipment, while the RBOCs have been prohibited from manufacturing any type of telephony equipment. This prohibition has been eliminated by the Telecommunications Act of 1996. The RBOCs have been permitted to sell telephony equipment manufactured by others bearing the RBOCs tradename and may purchase Network equipment from vendors other than AT&T. Consumers are no longer required to lease telephones from AT&T and now purchase telephone equipment from numerous suppliers. The AT&T divestiture, therefore, resulted in a more deregulated telephone service industry, and a more dynamic and competitive telephony equipment industry in the United States.

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

     o Selective Call Forward, which lets the subscriber pre-select certain numbers to be forwarded to another number;

     o Automatic Call Back, which automatically dials the number of the last incoming call;

     o Selective Call Block, which lets the subscriber select certain telephone numbers to be blocked;

     o Distinctive Ringing, which lets the subscriber pre-select numbers to ring with a distinctive sounding ring;

     o Call Trace, which allows a subscriber to have a call traced by the telephone company; and

     o Caller ID on Call Waiting, which allows the subscriber to utilize Caller ID Service to identify an incoming call while already engaged in a telephone conversation.

         The ability of Telcos to achieve high penetration levels for Services is dependent, in part, upon the availability of a new generation of subscriber telephone equipment. Most existing telephones discourage use of these current and future Services because they require subscribers to remember and dial sequences of symbols and numbers to access the Services. Such telephones are also incapable of receiving the complex Network signaling required for Caller ID Service and other future Services and do not have a display screen and controls for viewing and managing call information. Therefore, a market for a new generation of user-friendly, intelligent, Network-compatible subscriber telephone equipment emerged.

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

Strategy

         CIDCO's mission is to provide the world's easiest-to-use personal communication products and services. The Company's objective is to envision, produce and distribute a range of products that will become the primary telephony and communication appliances utilized by customers of Telcos and non-computer Internet users. To achieve this objective, the Company has developed the following strategy:

 Diversify Product Line

         The Company has expanded its product offerings into a number of new business areas, including its new E-mail appliance, MailStation, a mid-level and lower-end cordless telephone and a Network voice mail product. Additionally the Company is seeking to continue to expand its product offering including adding a high-end 2.4 GHz cordless phone and a second Internet appliance. The Company added such new products to broaden its product line and the markets it can address while continuing to leverage CIDCO's experience and core competencies.

 Diversify Channels of Distribution

         The Company is seeking to diversify its distribution channels toward direct-to-end-user, Retail and other alternate distribution channels in areas that do not conflict with its Telco partners, with the goals of broadening the Company's market opportunities and adding predictability to the Company's quarter-to-quarter revenues. In particular, the company believes the MailStation and future Internet appliances will primarily be distributed through Retail and other alternate distribution channels.

 Strengthen Infrastructure

         The Company's future success will require, among other things, that the Company improve its operating, information, and E-mail service provider systems. In 1998, the Company implemented a state-of-the-art, enterprise-wide accounting and resource planning system which has improved the Company's ability to better manage business processes and systems which, in turn, will improve customer retention and new customer acquisition. In 1999, the Company established Internet E-mail service provider capabilities in support of its entry into the Internet a`ppliance and service market. The Company partnered with an E-mail hosting company and two ISP's to provide the backbone for its E-mail service. These partners have been integrated with the Company's high volume fulfillment and customer care system to manage the new E-mail customers. Development of content, information and commerce on the Company's Internet appliance will necessitate continued investment in these systems and may require significant investment in E-mail and Internet infrastructure or significant new partnerships arrangements.

 Leverage Relationships with Telcos

         The Company believes that it has established close working relationships with certain Telcos, which enable the Company to design its products to be compatible with the existing and evolving Telco Networks. These relationships allow the Company to understand variations between Networks and to design its products to operate reliably over a wide range of Network conditions. The Company has developed marketing and fulfillment relationships with certain Telcos, which expand its ability to market its equipment to those Telcos and leverage the efforts of the Telcos to market these Services. These arrangements differ by Telco, but typically allow subscribers to purchase both Network equipment and Services through one phone call to a Telco sales representative. In general, the sales representative takes the customer's order for a CIDCO product and relays the information to the Company for product fulfillment. Collectively, these relationships permit the Company to design products to meet emerging standards and to respond to new intelligent Network Services being introduced. The Company intends to continue to leverage existing and future marketing relationships as it introduces new products.

 Continued Cooperative Marketing Efforts

         The Company has ongoing Direct Marketing Services programs with Telcos to attract new subscribers and sell new product and Services to those subscribers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos, which Services, in turn, utilize the Company's products. As part of these programs, the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then, on behalf of the Telco, ships an adjunct product or a phone product to each customer "acquired" through the campaign. The Company intends to leverage its Direct Marketing Services programs as it introduces new products.

 Design High Quality, Innovative Products

         CIDCO's customers demand high-quality products that are innovative, easy to use and have consumer appeal. The design, functionality and aesthetic characteristics of advanced telephone and Internet appliance products can impact E-mail service revenue and acceptance of Telco Services by customers and have become important criteria to the Telcos in choosing companies with which to develop relationships. The Company intends to continue to emphasize quality, innovation and ease of use in its product design.

 Provide High Quality Support and Service

         The Company believes its ability to provide high-quality support and service is beneficial to its success in developing and retaining certain customer relationships. Telco subscribers expect the same level of support and service that they receive from the Telcos. Telcos have become particularly more demanding in this regard over the past two years.

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

Products

         The Company introduced its first Caller ID unit in 1989. Since then, the Company has broadened its product family to include a variety of models including stand-alone Caller ID display units and Network Feature Phones with Caller ID capability built in. Additionally, the Company has introduced a simple Internet appliance which it currently markets through both the Telco and Retail channel. Through 1999, substantially all of the Company's sales were generated from its Caller ID based and Network Feature phone products and Direct Marketing Services to Telcos.

         CIDCO's Caller ID and Network Feature phone products display all transmitted information before the incoming phone call is answered and stores the call information in memory. Among the features available on the Company's products are backlit screens for easy viewing, memory capacity for up to 100 calls, a "blocked call/new call" light, bilingual display, a "message waiting alert" light that indicates to a Network voice mail subscriber that new voice mail messages have been received and call disposition. The Company pioneered OTV(R)3 (one-time viewing), which allows the screen on the Company's Caller ID units to display all Caller ID information at one time. Additionally, some of the Company's latest products include Caller ID on Call Waiting or Caller ID Deluxe (Caller ID on Call Waiting with call disposition). Caller ID on Call Waiting allows the caller to utilize Caller ID Service to identify an incoming call while already engaged in another telephone conversation. Call disposition allows the user to make use of the following functions while already engaged in a telephone conversation: put the original call on hold and answer the new call, conference in the new call, play a short message and put the new call on hold, send the caller to voice mail or let the caller know the call will be returned later. The Company's Caller ID units are intended to be compatible with the major switches currently in use in the United States, including those manufactured by Lucent Technology, Northern Telecom, Siemens A.G. and L.M. Ericsson.





         The Company's family of products includes the following principal models:

             Memory                                                 Typical
 Model No.  Capacity              Product Features                Retail Price
----------- -------- ------------------------------------------- ---------------
MailStation 400      Standard  Internet E-mail (POP3 & SMTP) For  $99.00-$179.00
            Typical  Up To 5 Separate Users; Graphical Display
            Messages Uses Simple Intuitive Screens, 6"x2.5" Display;
                     Portable; Weighs 2.2 Pounds; Operates On AA
                     Batteries; Compose and Save E-mail Offline;
                     Access New Messages With a Single Press of a
                     Button; Large Keyboard, 16.5 mm Pitch.

PA-25       25 Call  OTV (One-Time Viewing); Type I Caller ID       $9.95-$19.99
            Records  Adjunct. New CallLight; LCD Contrast
                     Adjustment; Bilingual.

CW-99/DB99  99 Call  OTV; Type II Caller ID(Caller ID on Call      $29.95-$39.99
            Records  Waiting); New Call Light; Bilingual English/
                     Spanish; Message Waiting Alert Light.

VM-100      Voice    Voice Mail Acquisition and Retention Adjunct. $29.95-$39.95
            Mail     Pre-programmed Voice Mail Navigation Keys for
            Adjunct  Telco Network Voice Mail Functions; Message
                     Waiting Alert Light.

DM-80 80 Call OTV; Type II Caller ID; Voice Mail; Trilight $49.95-$69.99 Records Alert; Bilingual English/Spanish; Message
                     Waiting Alert Light; Pre-programmed Call
                     Waiting Deluxe (Call Disposition) and Central
                     Office Voice Mail Keys; 60 Number Directory;
                     One-Touch Dialback Key.

CT-5 50 Call Type I Caller ID;Message Waiting Alert Light; $39.95-$49.95 Records Call Hold; Dedicated Central Office Voice Mail
                     Access Key; Redial Key; Nine Programmable Class
                     Feature Keys.

CT-15       40 Call  Type II Caller ID; Message Waiting Alert      $69.95-$79.95
            Records  Light; Dedicated Central Office Voice Mail
                     Access Key; Backlit Display; Speakerphone;
                     Nine Programmable Class Feature Keys.

CL-910      40 Call  900 MHz Analog Type II Caller ID;            $89.95-$119.95
            Records  Cordless Phone

CL-940      50 Call  900 MHz Digital Spread Spectrum Type II     $149.00-$169.00
            Records  Caller ID; One-touch Access to Central
                     Office Voice Mail; Type II Caller ID;
                     50 Number Personal Directory; Visual Message
                     Waiting Indicator.

CL-980      50 Call  900 MHz Digital Spread Spectrum Type II     $169.00-$199.00
            Records  Caller ID; Dial-in-Base Speakerphone;
                     One-touch Access to Central Office Voice
                     Mail; Type II Caller ID; 50 Number Personal
                     Directory; Visual Message Waiting Indicator;
                     Network Voicemail Navigation Keys.

CL-990      50 Call  900 MHz Digital Spread Spectrum Type II     $199.00-$229.00
            Records  Caller ID; Dial-in-Base Speakerphone;
                     Dual Backlit Caller ID Display in Base;
                     One-touch Access to Central Office Voice Mail;
                     Type II Caller ID; 50 Number Personal Directory;
                     Visual Message Waiting Indicator; Network
                     Voicemail Navigation Keys.



   3 OTV (One-time viewing) is a registered trademark of CIDCO Corporation



Distribution

         The Company's distribution strategy is to make its products available to potential end users through multiple distribution channels. These channels are:

 Direct Marketing Services Arrangements

         In 1999, the Company continued its cooperative marketing efforts with Bell Atlantic, Pacific Bell, Sprint, Southwestern Bell, and U S WEST. With these efforts, the Company coordinates sales campaigns involving the use of consumer mailings and telemarketing to sell Telco Services that utilize the Company's products.

 Fulfillment Arrangements

         In 1999, the Company had Fulfillment arrangements with Bell Atlantic, Cincinnati Bell, Southwestern Bell and SNET. In most instances, the Telco sales representatives sell both Network Services and CIDCO equipment to customers and transmit equipment orders to CIDCO electronically on a daily basis. The Company then ships its equipment directly to the customers and bills the Telco, which in turn bills its customers. As part of these Fulfillment relationships, CIDCO provides toll free after-sales service and support to help the customer understand how to utilize the Feature Service and equipment.

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

 Direct Marketing Sales

         In 1997, the Company developed direct marketing programs for CIDCO branded Network Feature Phones. These programs involve catalog, direct mail, telemarketing, web commerce and direct response advertising directly to end users. In 1999 and 1998 respectively, sales from these programs were $6.9 million and $10.1 million. However, the cost of acquisition continues to increase as penetration rates increase. Consequently, the Company has decided to pursue this avenue of selling its products only to the extent that it can be done profitably and does not compete with its Telco partners.

 Retail Sales

         Having sharply curtailed Retail efforts in recent years, the Company is re-launching its retail efforts and capabilities for the MailStation and future Internet appliances. At the end of 1999 Good Guys was selling the MailStation. CompUSA and Staples have increased the number of storefronts to approximately 1,000 by the end of February 2000. The Company hopes to increase the number of retail store fronts during year 2000.

 Significant Customers

         For  the  year  ended  December  31,  1999,  sales  to  Bell  Atlantic,
Southwestern Bell and Pacific Bell represented 28.5%, 17.7% and 19.5% respectively, of the Company's sales. In 1998, sales to Southwestern Bell, Bell Atlantic, and U S West represented 21.6%, 18.1%, and 11.6% respectively, of the Company's sales.

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

         In 1999, the Company organized product development into two primary product categories:

 Internet Appliances

         In July, 1999 the Company introduced the MailStation, a simple, inexpensive, single-use E-mail device that will finally bring E-mail to the masses, especially to those who do not have access to or the need for a personal computer in their homes. The MailStation uses the Internet/telephony networks to enable consumers to handle interpersonal communication in a non-PC environment. The MailStation is the first in a series of Internet appliances that the Company plans on offering over the next couple of years, specifically the Company plans to introduce a second product during the second half of year 2000. This product will have a higher screen quality, be able to handle attachments to E-mails and have expanded capabilities to obtain information from and perform commerce with the Internet.

 Accessory Products and Network Feature Phones

         The Company's Accessory Products include a full line of Network Feature Service products aimed at the consumer residential market. In 1999, the Company focused its engineering efforts on expanding its offering of 900 MHz cordless Network Feature phones and a Network voicemail adjunct. At the beginning of 1999 the Company introduced its CL980 900 MHz DSS cordless speaker phone, and followed with the CL940 and CL990, which were released during the third quarter. These three phones offer state-of-the-are 900 MHz DSS radio technology and feature variety to coincide with the Telephone Company's "Good", "Better", "Best" marketing strategy. In addition to these new products the Company has developed some lower cost 900 MHz analog cordless telephones ideally suited for Telco promotional efforts.

         The Company's product development groups are experienced in engineering products in the telecommunications industry. The Company's products utilize proprietary electrical, mechanical and software designs. The Company's ability to emulate various telephone switch-signaling characteristics through specially designed test equipment in its development facility, together with its field test program, enable it to develop products that are compatible with the various telephone and Internet networks.

         In 1999, 1998 and 1997 the Company's research and development expenditures were $9.1 million, $10.8 million and $16.9 million, respectively. Research and development expenses primarily have represented salaries for research and development personnel, associated personnel benefits, tooling, contracted engineering services, and supplies for research and development activities.

         At December 31, 1999, 34 employees were engaged in product development. There can be no assurance that the Company's product development efforts will result in commercially successful products, or that the Company's products will not be rendered obsolete by changing technology or new product introductions by others.

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

Competition

         The market for the Company's products is highly competitive and subject to rapid technological change. At present, the Company's principal competitors for display units are Bell South Products, Northern Telecom and GE/Thomson ("GE"). The Company's Network Feature telephones compete with those manufactured by Lucent/Phillips, Northern Telecom, Panasonic, Sony, GE/Thomson, V-Tech and others. The MailStation presently competes with devices manufactured by Landel Technologies and V-Tech. Certain of these companies have significantly more financial and technical resources than the Company. The Company's competitors also include in-house divisions of the Company's current and potential customers, as well as companies such as, Innotrac, offering specific services. In addition, competitors for the Company's phone products include both large Asian and European consumer electronics companies and smaller Asian and European manufacturers. If the Company's existing customers elect to perform the customer acquisition services currently undertaken by the Company through its Direct Marketing Services programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operation and financial condition could be adversely affected.

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

         A portion of the messaging technology used in the Company's products is based on a patent licensed from Lucent on a non-exclusive basis. Lucent reserved the right to use the technology for all purposes relating to businesses of Lucent and its subsidiaries, and receives royalties from sales of the Company's products other than to itself or the RBOCs. The Company paid royalties of $0.6 million, $0.9 million and $2.0 million to Lucent in 1999, 1998 and 1997, respectively. The Lucent license agreement has no expiration date but is terminable by either party for breach. If the Lucent license was terminated and the Company was unable to negotiate a new patent license agreement, the Company would no longer be authorized to manufacture or sell products in the United States which fall within the scope of the Lucent patent, other than to RBOCs or Lucent.

         The Company has a non-transferable, non-exclusive license agreement with Northern Telecom to utilize Northern Telecom's patents for Caller ID on Call Waiting technology. Under the agreement, the Company pays royalties to Northern Telecom for each licensed product sold, leased or put into use by the Company other than direct sales to Northern Telecom beginning January 1, 1997. The agreement also provided for a one-time payment in full satisfaction of royalties on all units incorporating Northern Telecom's patents, which were sold by the Company prior to January 1, 1997. Royalties incurred after January 1, 1997 are payable at a variable rate based on product type and number of units sold. Total Northern Telecom royalty expense incurred in 1999, 1998 and 1997 was $2.0 million, $1.8 million and $0.6 million, respectively.

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

Employees

         At December 31, 1999, the Company employed 242 full-time persons, of whom 34 were engaged in product development, 26 in sales and marketing, 108 in customer service/call center, 29 in operations, 16 in information services and 29 in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.






Executive Officers

As of March 26, 2000, the executive officers of the Company are as follows:

 Name              Age   Position
 ----------------- ---   ------------------------------------------------------
 Paul G. Locklin    54   President, Chief Executive Officer and Chairman of the
                               Board of Directors
 Richard D. Kent    43   Chief Financial Officer, Chief Operating Officer and
                               Corporate Secretary
 William A. Sole    42   Executive Vice President, Worldwide Sales and Marketing
 Ian G. A. Laing    42   Executive Vice President, Network Phones and Accessory
                               Products
 Timothy J. Dooley  44   Executive Vice President, Strategic Business
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

 Richard D. Kent, Chief Financial Officer, Chief Operating Officer, and
                      Corporate Secretary
         Richard D. Kent joined CIDCO in June 1994 as Corporate Controller. After being promoted in January 1997, Mr. Kent served as Vice President of Finance and Chief Financial Officer. In July of 1998, Mr. Kent took on the additional duties of Chief Operating Officer and Corporate Secretary. Prior to joining CIDCO, he served as Corporate Controller of Radius, Inc., a computer peripheral manufacturer, and Wiltron Company, an automated test equipment manufacturer. Mr. Kent is a Certified Public Accountant and received a Bachelor of Science in Business Administration with an emphasis in Finance and Accounting from University of California at Berkeley.

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

 Ian G.A. Laing, Executive Vice President, Network Phones and Accessory Products
         Ian G. A. Laing joined CIDCO in July 1996 and serves as the Executive Vice President, Network Phones and Accessory Products. Prior to joining CIDCO, Mr. Laing spent over 16 years at AT&T in R & D, and general management assignments. He served as Director of Product Development for AT&T's consumer products, after holding the position of General Manager of AT&T's corded telephone business unit. Mr. Laing received a Bachelor of Science in Electrical Engineering from Rutgers University, a Masters of Science in Electrical Engineering from Stanford University and a Masters degree in Management Science from Stanford University.

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

         The Company's principal administrative, development, distribution and support facility is located in Morgan Hill, California and consists of a four building campus of approximately 111,000 square feet under leases that expire between June 2000 and March 2006. The Company owns a 3.24-acre parcel in the same business park. The Company also leases approximately 6,500 square feet of storage space in Morgan Hill, California. The Company leases approximately 1,100 square feet of office space in Palo Alto, California under a lease that expires in November 2002. In addition, the Company retains storage space in Salinas, California based on square footage used during the month payable on a month-to-month basis.

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

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CDCO.

         The following table sets forth for the periods indicated the high and low closing sales price per share of Common Stock on The Nasdaq Stock Market as reported by Nasdaq:

1999                                            High           Low
----                                         -------       -------
1st Quarter ..............................   $  4.88       $  2.75
2nd Quarter...............................   $  7.75       $  3.88
3rd Quarter...............................   $ 16.13       $  7.25
4th Quarter...............................   $ 14.25       $  3.88

1998
----
1st Quarter...............................   $ 20.25       $  9.25
2nd Quarter...............................   $  9.44       $  4.63
3rd Quarter...............................   $  5.00       $  1.78
4th Quarter...............................   $  3.50       $  1.38

         As of December 31, 1999, there were 147 holders of record of the Company's Common Stock, which does not include those beneficial owners whose shares are held in street or nominee name.

         The Company's loan agreements prohibit the payment of dividends without the lender's consent. The Company's policy is to utilize available cash in operations and accordingly does not expect to pay dividends.

         On January 27, 1999, the Company announced the board of director's authorization to purchase up to two million shares of its outstanding Common Stock. The authorization was for a period of one year which expired on January 31, 2000. As of January 31, 2000, the Company had repurchased approximately 713,000 shares at an aggregate purchase price of $3.2 million.

Item   6.     Selected Financial Data
                     (in thousands, except per share data)
                                            Year ended December 31,
                               ------------------------------------------------
                                   1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
Statement of Operations Data:

Sales ........................ $158,593  $174,703  $257,033  $215,197  $193,668
Research and development .....    9,107    10,821    16,859    13,170     9,709
Income(loss)from operations(1)   (1,235)  (62,052)   18,363    27,236    36,491
Net income(loss)(1) ..........      (30)  (51,439)   12,910    18,523    22,613
Basic earnings(loss)per
   share(2) .................. $     --  $  (3.66) $   0.93  $   1.30  $   1.60
Diluted earnings(loss)per
   share(2) .................. $     --  $  (3.66) $   0.90  $   1.21  $   1.51
Common shares outstanding(2) .   13,608    14,049    13,948    14,284    14,135
Common shares assuming
   dilution(2) ...............   13,608    14,049    14,340    16,893    14,979
Dividends .................... $     --  $     --  $     --  $     --  $     --

                                              As of December 31,
                               ------------------------------------------------
                                   1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
Balance Sheet Data:

  Cash and cash equivalents .. $ 29,323  $ 12,349  $ 48,253  $ 26,509  $ 19,290
  Short-term investments .....   10,546    13,975    26,486    38,560    21,342
  Working capital ............   70,815    70,238   112,980   110,469    91,355
  Total assets ...............   96,331   107,667   173,428   152,613   127,151
  Stockholders' equity ....... $ 78,181  $ 80,402  $130,730  $128,846  $106,214


QUARTERLY DATA:
(in thousands, except per share data; unaudited)
                                             Year ended December 31, 1999
                                         --------------------------------------
                                            First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
  Sales ..............................   $ 47,202  $ 47,101  $ 36,862  $ 27,428
  Gross margin .......................     12,164    12,593    10,666     8,266
  Loss from operations................      1,377     1,819        41    (4,472)
  Net income(loss)....................      1,542     2,048       514    (4,134)
  Basic earnings(loss)per share(2) ...   $   0.11  $   0.15  $   0.04  $  (0.30)
  Diluted earnings(loss)per share(2) .   $   0.11  $   0.14  $   0.03  $  (0.28)

                                              Year ended December 31, 1998
                                         --------------------------------------
                                            First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
  Sales ..............................   $ 69,354  $ 43,387  $ 31,338  $ 30,624
  Gross margin .......................     17,299    10,397    (3,481)    6,712
  Loss from operations (1)............    (10,094)  (10,639)  (36,339)   (4,980)
  Net loss (1) .......................     (5,361)   (5,987)  (35,333)   (4,758)
  Basic loss per share (2) ...........   $  (0.38) $  (0.43) $  (2.51) $  (0.34)
  Diluted loss per share (2) .........   $  (0.38) $  (0.43) $  (2.51) $  (0.34)

(1) 1998 Operating Loss includes charges of $29.2 million primarily for restructuring and obsolete inventory write-offs. First quarter 1998 loss includes charges of $2.7 million. Third quarter 1998 loss includes charges of $26.5 million.

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

Historical Background

         The Company was incorporated in July 1988 to design, develop and market subscriber telephone equipment that would support Caller ID, Caller ID on Call Waiting and other Services then being introduced by Telcos. The Company began operations in 1989, initially funding its business with a capital investment made by its founders. Prior to its initial public offering, the Company financed its growth principally through internally generated funds and short-term borrowings. In March 1994, the Company completed its initial public offering of Common Stock and had two subsequent public offerings in 1994 resulting in capital infusions to the Company totaling approximately $59.4 million.

         Historically, the Company's primary sales and distribution channels have been Direct Marketing Services, Fulfillment, Direct to Telco, and, to a lesser extent, international accounts, Retail, and OEM customers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships on the Telco's behalf an adjunct product or a phone product to each customer "acquired" through the campaign. Fulfillment sales occur when the Company receives an order and ships the requested product directly to the customer. In the case of Fulfillment sales, the Telcos generate orders by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Direct Marketing Services programs. Direct Marketing Services sales totaled 24%, 32%, and 49% of sales in 1999, 1998 and 1997, respectively. Fulfillment sales accounted for 24%, 34%, and 35% of sales in 1999, 1998 and 1997, respectively.

         As a result of operating losses incurred in the first six months of 1998, the Company adopted a new business strategy focusing on its core telephony products and services. The Company decided that its core business could not successfully fund the level of market development expense required over time for success in marketing the i-Phone and discontinued operation of its i-Phone division, taking a restructuring charge in the third quarter of $19.9 million. As part of the Company's change in direction, Co-Founder and Chairman of the Board of Directors, Paul G. Locklin, returned to the Company as its President and Chief Executive Officer in the third quarter of 1998.

         As a result of lower level of Telco promotional activity in the fourth quarter of 1999 and the anticipation that Telco demand will remain soft through the third quarter of 2000, the Company is resizing its Telco business to match an estimated quarterly break-even point of approximately $20 million in revenue which the Company may or may not achieve. This will result in a restructuring charge in the first quarter of 2000. The expense reduction related to the restructuring will be fully effective in the second quarter of 2000.

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





Results of Operations

         The following table sets forth for the periods indicated the percentage of sales represented by certain line items in the Company's income statement:

                                                  Year ended December 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
 Sales ................................         100.0%      100.0%      100.0%
 Cost of sales ........................          72.4        82.3        55.1
                                             --------    --------    --------
 Gross margin .........................          27.6        17.7        44.9
                                             --------    --------    --------
 Operating expenses:
   Research and development ...........           5.7         6.2         6.6
   Selling and marketing ..............          19.4        30.6        27.6
   General and administrative .........           3.5         5.0         3.6
   Restructuring ......................          (0.2)       11.4          --
                                             --------    --------    --------
                                                 28.4        53.2        37.8
                                             --------    --------    --------
 Income (loss) from operations ........          (0.8)      (35.5)        7.1
                                             --------    --------    --------
 Other income
 Interest income ......................           0.8         2.1         1.1
                                             --------    --------    --------
                                                  0.8         2.1         1.1
                                             --------    --------    --------
 Income (loss) before income taxes ....           0.0       (33.4)        8.2
 Provision (benefit) for income taxes .            --        (4.0)        3.2
                                             --------    --------    --------

 Net income (loss) ....................           0.0%      (29.4)%       5.0%
                                             ========    ========    ========


1999 Compared to 1998

 Sales

         Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Direct Marketing Services, less reserves for non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales decreased 9% to $158.6 million in 1999 from $174.7 million in 1998, primarily due a drop in unit volume of 29%, which was partially offset by an increase in the average unit price of 27%. The volume decline was principally due to a drop in lower priced adjunct units while the average price increase was due to a shift in product mix from lower priced adjuncts to higher priced Network Featured, cordless phones. Additionally, the Company's adjunct sales decreased 31% to 3.7 million units in 1999 from 5.4 million units in 1998, primarily arising from the decline in Fulfillment sales and the Telco customers shifting focus from adjuncts to integrated Network Feature phones. Direct Marketing Services programs decreased to 24% of sales in 1999 from 32% in 1998. This decline in Direct Marketing Services business resulted from increased penetration levels in feature Services in various marketing areas making new subscribers increasingly difficult and expensive to acquire. Also, the Company chose not to participate in risky low margin agency programs. The Company expects that the Agency and Direct Marketing Services business will continue to decline as the high cost to acquire new customers will make this business very risky and low margin. Additionally, due to merger activity in the US Telco market, the Company expects a general slow down in demand during the first three quarters of 2000.

 Gross Margin

         Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, all costs associated with procuring and warehousing the Company's inventory, and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales increased to 27.5% in 1999 from 17.7% in 1998 due to the overall increase in average sales resulting from product mix changes in addition to the absence of discontinued product related expenses experienced in 1998. Expenses attributable to inventory liquidation were $9.3 million in 1998 or 5.3% as a percentage of sales. Royalties payable to other patent holders remained approximately the same in 1999 as in 1998. Although gross margins vary due to changes in sales mix by distribution channel and product mix, the Company expects that gross margins will range from 20% to 30% in 2000.

 Research and Development Expenses

         Research and development expenses include salaries for personnel, associated benefits, tooling, contracted engineering services, and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments in tooling. Research and development expenses decreased 16% to $9.1 million in 1999 from $10.8 million in 1998 due primarily to decreased spending on new development projects. Research and development expenses as a percentage of sales decreased to 5.7% in 1999 from 6.2% in 1998. The Company expects research and development expenses will be in the same absolute dollar range as the past two years, however, the Company expects the percentage of sales to rise as sales decline.

 Selling and Marketing Expenses

         Selling and marketing expenses include acquisition costs, personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased to $30.6 million in 1999 from $53.6 million in 1998 and as a percentage of sales decreased to 19.4% in 1999 from 30.6% in 1998. The absolute dollar decrease in selling expenses was due principally to the lower levels of advertising and telemarketing expenses associated with the decrease in the Company's Direct Marketing Services sales. The Company anticipates that selling and marketing expenses as a percentage of sales will increase significantly as the Company invests heavily in marketing programs to grow MailStation subscribers. This increase will be slightly offset by planned reductions in Telco acquisition sales programs.

 General and Administrative Expenses

         General and administrative expenses include salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $5.5 million in 1999 from $8.7 million in 1998 and as a percentage of sales decreased to 3.5% in 1999 from 5.0% in 1998. The absolute dollar decrease reflects decreased accounting, legal and human resources costs. The Company believes that general and administrative expenses will decrease slightly in absolute dollars in 2000, however, may increase as a percentage of sales as sales decline.

 Other Income

         Other income in 1999 primarily comprises interest income from the investment of available cash balances and royalties from the licensing of technology.

 Provision for (benefit from)Income Taxes

         The provision for (benefit from) income taxes reflects an effective tax rate of 0.0% in 1999 and (11.9)% in 1998. The Company expects no tax provision in 2000 due to a loss carry-forward from 1998.

1998 Compared to 1997

 Sales

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

 Gross Margin

         Gross margin as a percentage of sales decreased to 17.7% in 1998 from 44.9% in 1997 due to the overall decrease in average sales prices and the extensive liquidation of discontinued products. One-time charges attributable to inventory liquidation were $9.3 million in 1998 or 5.3% as a percentage of sales. These were offset by royalty expense, which declined in 1998 to $2.9 million compared with $3.9 million in 1997, due to the re-negotiation of a component licensing agreement such that there was no royalty payable in 1998. Royalties payable to other patent holders remained approximately the same in 1998 as in 1997.

 Research and Development Expenses

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

 Selling and Marketing Expenses

         Selling and marketing expenses decreased to $53.6 million in 1998 from $70.9 million in 1997 and as a percentage of sales increased to 30.6% in 1998 from 27.6% in 1997. The absolute dollar decrease in selling expenses was due principally to the lower levels of advertising and telemarketing expenses associated with the decrease in the Company's Direct Marketing Services sales.

 General and Administrative Expenses

         General and administrative expenses decreased to $8.7 million in 1998 from $9.3 million in 1997 and as a percentage of sales increased to 5.0% in 1998 from 3.6% in 1997. The absolute dollar decrease reflects decreased legal and human resources costs.

 Restructuring

     The Company incurred a pretax restructuring charge of $2.7 million in the first quarter of 1998 as it implemented several streamlining programs, including combining certain marketing and operations functions, restructuring research and development activities and discontinuing certain products, resulting in asset write-downs and the elimination of approximately 100 positions. On July 22, 1998, the Company implemented a new business strategy focusing on core telephony products and services, and a restructuring plan that resulted in one-time charges of $17.2 million in the third quarter of 1998. The Company's restructuring plan significantly reduced its personnel and resource costs throughout the core business. As part of this strategy and restructuring plan, during the second half of 1998, the Company explored strategic alternatives with regard to its i-Phone Division, including the possible spin-out, sale or wind-down of the division in significant part due to the high level of marketing, sales and research and development expense that would be required to develop the market for these products and services. As of December 31, 1998, the Company sold a relatively minor amount of these assets and discontinued operation of the Division, including laying-off substantially all of the Division's employees. The restructuring has reduced permanent headcount from the prior year's level by approximately 41% as the Company focused on its core telephony products and services business.

 Other Income

         Other income in 1998 includes interest income from the investment of available cash balances, royalties from the licensing of technology and proceeds from the sale of future production rights to a next development model i-Phone.

 Provision for (benefit from) Income Taxes

         The provision for (benefit from) income taxes reflects an effective tax rate of (11.9)% in 1998 and 39% in 1997.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $17.0 million during 1999 primarily from cash generated by operations of $18.1 million, the sale of short term investments of $3.3 million and proceeds from issuance of common stock of $1.1 million. Offsets include the purchase of property and equipment of $2.4 million and the purchase of treasury stock of $3.2 million. Cash generated by operations of $18.1 million was attributable to a collection of the tax receivable of $18.4 million, a decrease in accounts receivable of $5.3 million, a decrease in deferred taxes of $1.5 million and depreciation of $5.4 million which was offset by an increase in inventory of $3.6 million, a decrease in accounts payable of $3.0 million, and a decrease in accrued liabilities of $6.0 million.

The Company's working capital as of December 31, 1999 was $70.8 million compared to $70.2 million as of December 31, 1998. The improvement in working capital was due to an increase in cash and short-term investments of $13.5 million, an increase in inventory of $3.6 million and a decrease in accounts payable and accrued liabilities of $9.1 million. Offsetting the above changes was a decrease in accounts receivable of $5.3 million, a decrease in income tax receivable of $18.4 million, a decrease in deferred tax asset of $1.5 million and a decrease in other current assets of $0.5 million.

         The Company has a line of credit for up to $15 million. Borrowings under the line bear interest at the bank's base rate and the interest is payable monthly. The bank's base rate was 8.50% per annum at December 31, 1999.
Borrowings under the line are secured by the assets of the Company. As of December 31, 1999, the Company had not borrowed any funds under the line. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. Letters of credit secured by this line totaled $4 million as of December 31, 1999. As of the end of 1999, the Company was in compliance with the line of credit covenants.

         On January 27, 1999, the Company announced the board of director authorization to purchase up to two million shares of its outstanding Common Stock. As of January 31, 2000, the Company had repurchased approximately 713,000 shares at an aggregate purchase price of $3.2 million. The authorization was for a period of one year which expired on January 31, 2000.

         The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. The Company believes its 2000 capital expenditures will be approximately $3.0 million. The 2000 capital expenditures are expected to be funded from available working capital. Additionally, the company plans to invest significantly in marketing programs to increase E-mail subscriber growth related to the MailStation and subsequent products. The company may spend as much as $20 million on these marketing programs. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.

Factors That May Affect Future Results

 Dependence on Caller ID and Maturation of Market

         Approximately 48%, 65% and 84% of the Company's revenues during 1999, 1998 and 1997, respectively, came from the Company's Direct Marketing Services and Fulfillment programs for Caller ID adjunct and telephone products and customer acquisition services through Telcos. The size of the overall market for Caller ID products and Services is a function of the total number of potential subscribers with Caller ID-enabled telephone lines and the rate of adoption of Caller ID Services, or the "penetration rate," among those subscribers. Based upon the Company's projections of penetration rates, the Company believes that the annual market for new Caller ID subscribers in the United States may have peaked in 1997, with a resulting leveling off in Caller ID sales to new subscribers expected in 1999 and beyond. Customer adoption of Caller ID Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Caller ID, the perceived value of the Services to end users, including the extent to which other end users have also adopted and/or not blocked Caller ID Services, and the end user cost for the Services. There can be no assurances that Telcos will continue to promote Caller ID, that Caller ID Services will gain market acceptance or that, in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Caller ID Service has not been achieved for the entire domestic United States market, one or more regional markets may become saturated. Further, the market for Caller ID adjunct products may be eroded as Caller ID functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Caller ID, whether due to reduced promotion of such Services by Telcos, competition, market saturation, price reduction, technological change or otherwise, could have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Caller ID Services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Direct Marketing Services arrangements to obtain incremental end user adoption of Caller ID Services increases, which may result in pressures on the Company's profitability.

 Dependence on Telcos; Concentrated Customer Base

         A significant portion of the Company's revenues is derived from a small number of Telcos. During 1999, 1998 and 1997 respectively, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 66% (three customers), 62% (four customers) and 77% (four customers). There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long-term contracts with its Telco or other customers and no on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse effect on the Company's business, results of operations or financial condition.

         The Company's sales and operating results are substantially dependent on the extent of, and the timing of, this relatively small number of Telcos' respective decisions to implement and from time-to-time promote Caller ID, Caller ID on Call Waiting and other Services on a system-wide or regional basis. The extent to which the Telcos determine to implement and/or from time-to-time promote Services may be affected by a wide variety of factors, including regulatory approvals, technical requirements, budgetary constraints at the Telcos, consolidation among Telcos, market saturation for the Services, the profitability of the Services to the Telcos, market acceptance for the Services and other factors. The Company typically has little control over any of these factors. There can be no assurances that the Telcos will continue to implement and/or promote Caller ID or other Services, or that the Company's product and program offerings will be selected by the Telcos. Moreover, the Company believes that certain Telcos have begun to perform for themselves the customer acquisition services currently undertaken by the Company through its Direct Marketing programs, rather than through third parties such as the Company. The continuation of this trend among the Telcos could have a material adverse effect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog and its quarterly results are substantially dependent on the Telcos' implementation and/or promotion of Services on a system wide or regional basis during each quarter. The Company's operating expenses are based on anticipated sales levels, and a high percentage of such expenses are relatively fixed. As result, to the extent that the Telcos delay the implementation and/or promotion of these Services which were anticipated for a particular quarter, the Company's sales and operating results in that quarter may be materially and adversely affected.

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

         In particular, the Company is seeking to further expand its product and service offerings in a new business area, Internet/E-mail appliances, and expects to devote a significant portion of its research and development resources on developing and selling 2nd and 3rd generation Internet appliances which would allow electronic messaging and other functionality via an easy-to-use device. In this regard, the Company has introduced the MailStation Internet E-mail appliance and intends to introduce follow-on products. A significant aspect of this product and services offering will be the provision of Internet services, yielding a recurring revenue stream from users of the products or "subscribers". These are significantly new areas for the Company and its existing research and development, sales and marketing personnel. There can be no assurances that the Company will be successful in timely developing such products or that, if developed, there will be a market for such products. Moreover, there can be no assurances that the Company's existing personnel will have the skills necessary to timely develop, market and sell products for this market or that, if it becomes necessary to do so, the Company will be able to hire the necessary skilled personnel to develop, market and/or sell products in these new areas. Products of this nature rely to a great extent upon retail distribution and brand recognition. There can be no assurance that the Company will be successful in implementing a successful national retail distribution channel, and a brand marketing campaign. More over, there can be no assurance that the Company will achieve the significant subscriber growth required for success in this offering.

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

 Need to Develop Alternative Distribution Channels

         Historically, the Company's Telco customers have been the primary distribution channel for the Company's products. However, the Company is seeking to diversify its distribution channels toward direct-to-end-user, retail and other alternate distribution channels to the extent such channels do not conflict with current Telco partnerships, with the goals of broadening the Company's market opportunities and adding predictability to the Company's quarter-by-quarter revenues. The Company believes its MailStation business's success depends on the successful development of a strong retail distribution channel. Moving into these new channels may involve a number of risks, including, among other things, the establishment of new channel relationships and presence, the cost of creating brand awareness and end-user demand in the new channels, the viability of the Company's product offerings in the new channels and managing conflicts among different channels offering the Company's products. There can be no assurance that the Company will be successful in identifying and exploiting alternate distribution channels or in addressing any one or more of these risks. If the Company is not successful, it may lose significant sales opportunities, will continue to be substantially dependent upon the Telco channel for sales of its products and may not be able to grow the Internet business.

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

 Management of Infrastructure

         The Company's future success will require, among other things, that the Company continue to improve its operating Internet services and information systems. In particular, the Company must seek to refine and improve its Internet service provider and mail hosting capabilities and systems in support of its 1999 entry into the Internet appliances and services market. The Company must constantly seek to improve its order entry and tracking and product fulfillment service capabilities and systems in order to retain and/or obtain Telco customers. The failure of the Company to successfully manage and improve its operating, Internet services, and information systems may adversely affect both the Company's ability to obtain and/or retain its Internet appliance services subscribers and its Telco customers and accordingly, could have a material adverse effect on the Company's business, results of operations or financial condition.

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

Year 2000 Compliance

During 1998 and 1999, the Company performed a comprehensive Year 2000 Compliance Program focused on preparing for issues potentially created through the switch over to the year 2000. The Company's program was a success, and no significant Year 2000 issues have been observed or experienced as a result of the change over to the year 2000. There is a small risk that problems associated with the Year 2000 change over may yet occur, however, the Company's management believes that the probability of any significant problems is very low.

Item 7A       Quantitative and Qualitative Disclosure About Market Risk

         Management believes that the market risk associated with the Company's market risk sensitive instruments as of December 31, 1999 is not material due to the short-term nature of the investments, and therefore, disclosure is not required.






Item   8.     Financial Statements and Supplementary Data

Index to Financial Statements:

Financial Statements:                                                       Page
                                                                            ----

   Report of Independent Accountants ........................................26
   Balance Sheets at December 31, 1999 and 1998 .............................27
   Statements of Operations for the three years
     ended December 31, 1999.................................................28
   Statements of Stockholders' Equity for
     the three years ended December 31, 1999 ................................29
   Statements of Cash Flows for

     the three years ended December 31, 1999 ................................30
   Notes to Financial Statements ............................................31

Financial Statement Schedule:

    Schedule II - Valuation and Qualifying Accounts .........................42

          All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CIDCO Incorporated

In our opinion, the financial statements in the above index present fairly, in all material respects, the financial position of CIDCO Incorporated at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 are in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the above index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California

January 21, 2000





                               CIDCO INCORPORATED
                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                December 31,
                                                           --------------------
                                                                1999       1998
                                                           ---------  ---------
ASSETS
Current assets:

Cash and cash equivalents ...............................  $  29,323  $  12,349
Short-term investments ..................................     10,546     13,975
Accounts receivable, net of allowances
   for doubtful accounts of $1,127 and $1,885
   at December 31, 1999 and 1998, respectively ..........     22,407     27,689
  .......................................................     25,688     22,086
Inventories .............................................         --      1,490
Deferred tax asset ......................................         --     18,367
Income tax refund receivable ............................      1,002      1,547
                                                           ---------  ---------
Other current assets ....................................

   Total current assets .................................     88,966     97,503
Property and equipment, net .............................      6,653      9,691
Other assets ............................................        712        473
                                                           ---------  ---------

                                                           $  96,331  $ 107,667
                                                           =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ........................................  $   9,412  $  12,446
Accrued liabilities .....................................      8,622     14,585
Accrued taxes payable ...................................        116        234
                                                           ---------  ---------

   Total current liabilities ............................     18,150     27,265
                                                           ---------  ---------

Commitments and contingencies (Note 8) Stockholders' equity:

Common stock, $.01 par value; 35,000 shares
   authorized, 14,418 and 14,418 shares issued
   and outstanding at December 31, 1999 & 1998 ..........        144       144
Treasury Stock, at cost (675 and 339 shares) ............     (2,988)    (4,600)
Additional paid-in capital ..............................     88,916     88,916
Accumulated deficit .....................................     (7,891)    (4,058)
                                                           ---------  ---------

   Total stockholders' equity ...........................     78,181     80,402
                                                           ---------  ---------

                                                           $  96,331  $ 107,667
                                                           =========  =========


   The accompanying notes are an integral part of these financial statements.



                            Statements of Operations
                      (in thousands, except per share data)

                                                     Year ended December 31
                                                -------------------------------
                                                   1999       1998       1997
                                                ---------  ---------  ---------

Sales ........................................  $ 158,593  $ 174,703  $ 257,033
Cost of sales ................................    114,904    143,776    141,672
                                                ---------  ---------  ---------
Gross margin .................................     43,689     30,927    115,361
                                                ---------  ---------  ---------
Operating expenses:
    Research and development .................      9,107     10,821     16,859
    Selling and marketing ....................     30,692     53,577     70,851
    General and administrative ...............      5,504      8,723      9,288
    Restructuring ............................       (379)    19,858         --
                                                ---------  ---------  ---------
                                                   44,924     92,979     96,998
                                                ---------  ---------  ---------
Income(loss) from operations .................     (1,235)   (62,052)    18,363
Other income .................................      1,205      3,658      2,793
                                                ---------  ---------  ---------
Income(loss) before income taxes .............        (30)   (58,394)    21,156
Provision for (benefit from) for income taxes          --     (6,955)     8,246
                                                ---------  ---------  ---------

Net income(loss) .............................  $     (30) $ (51,439) $  12,910
                                                =========  =========  =========

Net earnings(loss) per share-basic ...........  $    0.00  $   (3.66) $    0.93
                                                =========  =========  =========
Net earnings(loss) per common share-diluted ..  $    0.00  $   (3.66) $    0.90
                                                =========  =========  =========
Shares used in per share calculation-basic ...     13,608     14,049     13,948
                                                =========  =========  =========
Shares used in per share calculation-diluted .     13,608     14,049     14,340
                                                =========  =========  =========


   The accompanying notes are an integral part of these financial statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                              Retained Total     Total
                          Common Stock Treasury Stock  Add'l. Earnings Stock-    Compre-
                         ------------- -------------- Paid-in (Accum.  holders'  hensive
                         Shares Amount Shares  Amount Capital Deficit) Equity    Income
                         ------ ------ ------ ------- ------- -------- -------- --------
Balance at
   December 31, 1996 ... 14,399 $  144     -- $    -- $87,725 $ 40,977 $128,846 $

Unrealized gains
   from investments ....                                            28       28      28
Tax benefit from
   exercise of
   stock options .......                                  787               787
Treasury stock
   purchased ...........               (1,000)(12,942)                  (12,942)
Employee stock
   options exercised ...      3           521   6,577      21   (5,914)     684
Employee stock
   purchase plan .......     16            16     202     230      (15)     417
Net income .............                                        12,910   12,910   12,910
                         ------ ------ ------ ------- ------- -------- -------- --------
Balance at
   December 31, 1997 ... 14,418    144   (463) (6,163) 88,763   47,986  130,730 $ 12,938
                                                                                ========

Unrealized losses
   from investments ....                                           (31)     (31)     (31)
Tax benefit from
   exercise of
   stock options........                                  153               153
Employee stock
   options exercised....                    61    773             (198)     575
Employee stock
   purchase plan .......                    63    790             (376)     414
Net loss................                                       (51,439) (51,439) (51,439)
                         ------ ------ ------ ------- ------- -------- -------- --------
Balance at
   December 31, 1998 ... 14,418    144   (339) (4,600) 88,916   (4,058)  80,402 $(51,470)
                                                                                ========
Unrealized losses
   from investments ....                                           (92)     (92)     (92)
Treasury stock
   purchased............                (713) (3,154)                    (3,154)
Employee stock
   options exercised....                  311   3,891           (2,999)     892
Employee stock
   purchase plan .......                   66     875             (712)     163
Net loss................                                           (30)     (30)     (30)
                         ------ ------ ------ ------- ------- -------- -------- --------
Balance at
   December 31, 1999.... 14,418 $  144   (675)$(2,988)$88,916 $ (7,891)$ 78,181 $   (122)
                         ====== ====== ====== ======= ======= ======== ======== ========


   The accompanying notes are an integral part of these financial statements.




                               CIDCO INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year ended December 31,
                                                 ------------------------------
                                                     1999       1998       1997
                                                 --------   --------   --------
Cash flows from operating activities:

   Net income (loss) ........................    $    (30)  $(51,439)  $ 12,910
   Adjustments to reconcile net income
      to net cash flow from operating
      activities:
   Depreciation and amortization ............       5,446      2,880      5,933
   Equity in losses of affiliate ............          --      1,605      2,369
   Property and equipment retirements .......          --     10,300         --
   Deferred income taxes ....................       1,490     11,100     (6,477)
   Changes in assets and liabilities:
      Accounts receivable ...................       5,282     30,393     (9,840)
      Inventories ...........................      (3,602)    (9,182)     1,651
      Income tax refund receivable ..........      18,367    (18,367)        --
      Other current assets ..................         545       (241)       (22)
      Other assets ..........................        (239)      (862)      (353)
      Accounts payable ......................      (3,034)   (17,422)    12,988
      Accrued liabilities ...................      (5,963)     3,630      4,744
      Accrued taxes payable .................        (118)    (1,641)     1,199
                                                 --------   --------   --------
        Net cash provided by
           (used in) operating activities ...      18,144    (39,246)    25,102
                                                 --------   --------   --------
Cash flows from investing activities:
   Acquisition of property and equipment ....      (2,408)   (10,280)    (4,406)
   Sale of short-term investments, net.......       3,337     12,480     12,102
                                                 --------   --------   --------
        Net cash provided by
            investing activities ............         929      2,200      7,696
                                                 --------   --------   --------
Cash flows from financing activities:
   Issuance of Common Stock,
      net of issuance costs .................       1,055        989      1,101
   Purchase of Treasury Stock ...............      (3,154)        --    (12,942)
   Tax benefit from exercise
      of stock options ......................          --        153        787
                                                 --------   --------     -------
        Net cash provided by
           (used in) financing activities ...      (2,099)     1,142    (11,054)
                                                 --------   --------   --------
Net increase (decrease) in cash
           and cash equivalents .............      16,974    (35,904)    21,744
Cash and cash equivalents
           at beginning of year .............      12,349     48,253     26,509
                                                 --------   --------   --------
Cash and cash equivalents
           at end of year ...................    $ 29,323   $ 12,349   $ 48,253
                                                 ========   ========   ========
Supplemental disclosure of
           cash flow information:
   Cash paid during the year
           for income taxes .................    $     --   $  1,855   $ 10,973
                                                 ========   ========   ========


   The accompanying notes are an integral part of these financial statements.



                               CIDCO INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.         THE COMPANY

     CIDCO Incorporated (the "Company"), a Delaware corporation, designs, develops and markets advanced telephony products from subscriber telephone equipment for use with intelligent Network Services to Internet appliances and services. The Company started its operations in June 1989. The Company sells its products to individual customers through its Direct Marketing and Fulfillment relationships with certain Regional Bell Operating Companies ("RBOC"), to Telcos directly, to Internet Service Providers and to major national and regional Retail chains.

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

Investments in Affiliates

     Investments in affiliates, where the Company owns more than 20 percent but not in excess of 50 percent and does not otherwise exercise control, are accounted for using the equity method.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ended December 31, 2001. To date, the Company has not engaged in derivative or hedging activities.

Warranty Costs

     Anticipated costs related to product warranties are charged to income as sales are recognized. The Company has not experienced significant warranty claims to date.

Revenue Recognition

     Direct sales and sales through Fulfillment arrangements are recognized upon shipment of the product to the customer. Allowances are established to recognize any risk related to the creditworthiness of customers and for estimated returns. Sales through certain promotions aimed at Fulfillment customers are dependent on the customer's retention of certain Services provided by the Telco. The Company reserves for estimated non-retention of such Services by these customers. Retail sales of MailStation are recognized upon mail service activation or sell through. Bundled hardware and service revenues are recognized over the contracted service period which is typically 12 months.

Advertising Costs

     Advertising  costs are  expensed as incurred.  Advertising  costs for 1999,
1998  and  1997  were  $12.5  million,   $32.5   million,   and  $32.4  million,
respectively.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                     Year ended December 31,
                                                  ------------------------------
                                                      1999       1998       1997
                                                  --------   --------   --------
Net income (loss) ..............................  $    (30)  $(51,439)  $ 12,910
                                                  ========   ========   ========

Weighted average shares - basic ................    13,608     14,049     13,948
     Effect of dilutive securities -
            employee stock options..............        --         --        392
                                                  --------   --------   --------
Weighted average shares - diluted ..............    13,608     14,049     14,340
                                                  ========   ========   ========
Net earnings (loss) per common share - basic ...  $   0.00   $  (3.66)  $   0.93
                                                  ========   ========   ========
Net earnings (loss) per common share - diluted .  $   0.00   $  (3.66)  $   0.90
                                                  ========   ========   ========
   Potential shares of common stock issuable upon the exercise of 1,144,961 and 232,256 options as at December 31, 1999 and 1998 have been excluded from the diluted net loss per share calculation above as their effect would be anti-dilutive.


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

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of credit exposure to any one financial institution and financial instrument. The Company's trade accounts receivable are derived primarily from sales in the United States and South America. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

NOTE 3.         BALANCE SHEET COMPONENTS
                     (in thousands)
                                                               December 31,
                                                           -------------------
                                                               1999       1998
                                                           --------   --------
      Inventories, net of reserves:
        Finished goods ..................................  $ 22,283   $ 14,005
        Raw materials (1)  ..............................     3,405      8,081
                                                           --------   --------
                                                           $ 25,688   $ 22,086
                                                           ========   ========
     Property and equipment, net:
        Land ............................................  $    866   $    866
        Computers and office equipment ..................    16,884     16,868
        Tooling .........................................     8,619      6,187
        Furniture and fixtures ..........................     2,134      2,134
        Leasehold improvements ..........................     2,607      2,648
                                                           --------   --------
                                                             31,110     28,703
        Less accumulated depreciation and amortization ..   (24,457)   (19,012)
                                                           --------   --------
                                                           $  6,653   $  9,691
                                                           ========   ========
     Accrued liabilities:
        Accrued compensation ............................  $  1,447   $  1,619
        Accrued restructuring ...........................       150      3,883
        Sales taxes payable .............................     1,676      2,004
        Other ...........................................     5,349      7,079
                                                           --------   --------
                                                           $  8,622   $ 14,585
                                                           ========   ========

(1)  For  December  31,  1998  balances,  an  additional  reserve  of $3,935 (in
     thousands)   related  to  i-Phone  raw   materials  has  been  included  in
     resturcturing. See Note 6.

NOTE 4.         INVESTMENTS

     The Company's short-term investments consist primarily of municipal bonds. As of December 31, 1999, approximately $5.5 million of such investments had maturities of greater than one year. However, all such securities mature within three years. The cost and fair value of the Company's short-term investments are as follows (in thousands):

                                                                December 31,
                                                            --------------------
                                                                1999       1998
                                                            --------   --------
Fair value ..............................................   $ 10,546   $ 13,975
Cost ....................................................     10,536     13,873
                                                            --------   --------
Unrealized gains ........................................   $     10  $     102
                                                            ========   ========




NOTE 5.         INVESTMENT IN AFFILIATE

     During 1996, the Company acquired for $3 million in cash a 33% interest in the outstanding stock of InfoGear Technology Corporation ("InfoGear"), a company involved in the development of software for Internet phones. The Company's equity in losses of InfoGear has been included as a component of research and development expense for the years ended December 31, 1998 and 1997, $0.6 million and $2.4 million, respectively. In 1998, the Company invested an additional $1.4 million in Infogear that the Company wrote off as worthless as part of the restructuring costs. See Note 6 below.

NOTE 6.         RESTRUCTURING

     The Company incurred a pretax restructuring charge of $2.7 million in the first quarter of 1998 as it announced and implemented several streamlining programs, including combining certain marketing and operations functions, restructuring research and development activities and discontinuing certain products, resulting in asset write-downs and the elimination of approximately 100 positions. Approximately $0.6 million of the restructuring charge required cash outlays. The remaining $2.1 million represents asset write-downs of $1.1 million and leasehold improvements of $1.0 million related to discontinued products and relocation of the Company's distribution center from California to Texas. The Company determined that moving the distribution center has not produced the cost savings and relocated the distribution center back to California where the distribution function can be fully integrated with the rest of the Company.

     On July 22, 1998, the Company announced a new business strategy focusing on core telephony products and services, and a restructuring plan implemented in the second half of 1998, which resulted in charges of $17.2 million in the third quarter of 1998. The Company's restructuring plan significantly reduced its personnel and resource costs throughout the core business. As part of this strategy and restructuring plan, the Company explored strategic alternatives with regard to its Internet Appliances Division, including the possible spin-out, sale or wind-down of the division in significant part due to the high level of marketing, sales and research and development expense that would be required to develop the market for these products and services. As of December 31, 1999, the Company sold a relatively minor amount of these assets and discontinued operation of the Division, including laying-off substantially all of the Division's employees. The restructuring required a cash outlay of approximately $5.9 million. The remaining $11.3 million represented asset write-downs of $5.9 million and write-offs of investments in intangible assets including a Sun Microsystems license of $3.0 million and equity in InfoGear Technologies Corporation of $1.4 million.

     The following table lists the components of the restructuring accrual for the two years ended December 31, 1999:
                                                        Asset
                                             Employee   Write-
(in thousands):                                Costs    downs   Leases    Total
                                             --------  -------  ------  ------
Reserve initially provided in Q1 1998 .....  $    437  $ 2,080  $  155  $ 2,672
Additional reserve provided in Q3 1998.....     3,616   13,506      65   17,187
Reserve utilized in 1998 ..................    (3,993) (11,651)   (336) (15,976)
Reserve utilized in 1999 ..................        --   (3,354)     --   (3,354)
Reserve returned to profit in 1999 ........        --     (379)     --     (379)
                                             --------  -------  ------  -------
Balance at December 31, 1999 ..............  $     60  $   202  $ (112) $   150
                                             ========  =======  ======  =======



NOTE 7          LINE OF CREDIT

     The Company has a line of credit for up to $15 million. Borrowings under the line bear interest the bank's base rate and the interest is payable monthly. The bank's base rate was 8.50% per annum at December 31, 1999. Borrowings under the line are secured by the assets of the Company. As of December 31, 1999, the Company had not borrowed any funds under the line. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. Letters of credit secured by this line totaled $4 million as of December 31, 1999.

NOTE 8.         COMMITMENTS AND CONTINGENCIES

Leases

     The Company leases its headquarters, call center and distribution facilities in Morgan Hill, California, under operating leases which expire from 2000 through 2006. The Company also leases office space in Palo Alto, California under an operating lease that expires in 2002.

     Future minimum lease payments under non-cancelable leases at December 31, 1999 were as follows (in thousands):

Year ending December 31,
2000 ...........................................................      $  1,268
2001 ...........................................................         1,244
2002 ...........................................................         1,236
2003 ...........................................................         1,268
Thereafter .....................................................         2,576
                                                                      --------
Total minimum lease payments ...................................      $  7,592
                                                                      ========

     Rent expense for 1999, 1998 and 1997 was $1.2 million, $0.9 million, and $1.4 million, respectively.

Licenses

     The Company has a nontransferable, nonexclusive license agreement with Lucent to utilize Lucent's patent related to data display devices. The Company pays royalties to Lucent for each licensed product sold, leased or put into use by the Company other than direct sales to Lucent, the Regional Bell Operating Companies and other Lucent licensees under the patent. Royalties are payable at a rate of one dollar per unit. Total Lucent royalty expense incurred in 1999, 1998 and 1997 was $0.6 million, $0.9 million, and $2.0 million, respectively. The patent and license agreement expire in 2003.

     The Company has a nontransferable, nonexclusive license agreement with Northern Telecom to utilize Northern Telecom's patents for Caller ID on Call Waiting technology. Under the agreement, the Company pays royalties to Northern Telecom for each licensed product sold, leased or put into use by the Company other than direct sales to Northern Telecom beginning January 1, 1997. The agreement also provided for a one-time payment in full satisfaction of royalties on all units incorporating Northern Telecom's patents that were sold by the Company prior to January 1, 1997. Royalties are payable at a variable rate based on product type and number of units sold. Total Northern Telecom royalty expense incurred in 1999 and 1998 was $2.0 million and $1.8 million, respectively.

401(k) Plan

     Effective in 1993, the Company implemented a Savings and Profit Sharing Plan (the "401(k) Plan") which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who are 21 years of age or older on or before the quarterly entry periods are eligible to participate in the 401(k) Plan. The 401(k) Plan allows participants to contribute up to 15% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. Effective July 1, 1997, the Company contributed for each participant a matching contribution equal to 50% of the participant's before-tax contributions for the year not to exceed a $2,500 per year maximum per plan participant. Prior to July 1, 1997, the Company contributed for each participant a matching contribution equal to 25% of the participant's before-tax contributions for the year not to exceed 1% of his or her compensation. In addition, the Company may choose to make elective contributions to the 401(k) Plan for a particular plan year. The Company made contributions of $305,344, $526,000 and $298,000 to the 401(k) Plan for the years ended December 31, 1999, 1998, and 1997, respectively.

Pending Litigation

     On April 1, 1999, the Company filed a complaint against Active Voice Corporation in U.S. District Court primarily seeking a Declaratory Judgment of non-infringement and invalidity of U.S. Patent No. 5,327,493 involving detection of tones and secondarily for patent misuse and unfair competition. Active Voice counter-claimed for infringement of U.S. Patent No. 5,327,493, and the Company amended its complaint to include infringement by Active Voice of the Company's U.S. Patent No. 4,366,348 involving Caller ID technology. The case is in the discovery stage. The Company's management believes that it will prevail in any litigation, and that the costs and risks of this litigation are not material to its operations.

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

Directors' Stock Option Plan

     In January 1994, the Company's stockholders approved the 1994 Directors' Stock Option Plan (the "Directors' Option Plan"). Initially, a total of 100,000 shares of Common Stock were reserved for issuance under the Directors' Option Plan, which provides for the granting of stock options to non-employee directors of the Company. Such options vest immediately with respect to 20% of such shares, with the remainder vesting in four equal annual installments commencing one year after the date of grant. In May 1997, the stockholders approved an amendment to increase the number of shares authorized under the Directors' Stock Option Plan to 250,000 shares. In 1997, the Company granted three directors options under the Directors' Option Plan to purchase a total of 93,325 shares of Common Stock at an average exercise price of $16.23 per share. In 1998, the Company granted a director options under the Directors' Option Plan to purchase 30,000 shares at an exercise price of $4.75 per share. This option vests in four equal annual installments commencing one year after the date of grant. An option for 33,325 shares was cancelled in 1999. In 1999, the Company granted each of three new directors options under the Director's Option Plan to purchase 30,000 shares of common stock at an exercise price of $8.63 per share. Each option vests in for equal annual installments, commencing on the date of the grant.

Stock Grant to Former Executive Officer

     In March 1997, the Company's then President and Chief Executive Officer, Daniel L. Eilers, was granted a ten-year stock option to purchase up to 600,000 shares of the Company's Common Stock at an exercise price of $14.25 per share. The option was scheduled to vest in equal monthly installments over five years. This stock option was not issued under either of the Company's stock option plans and the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission covering the shares issuable upon exercise of the stock option. In September 1998, a Separation Agreement and Mutual Release, was executed which enabled a total of up to 300,000 of these shares to vest subject to certain time limits, and repriced 120,000 of the vested shares at $3.00 per share.

Employee Stock Option Plans

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

     On January 21, 1997, the Company offered Stock Option Plan participants the right to replace any remaining unexercised stock options with an equal number of options at an exercise price of $12.43, the closing market price on such date. Due to the broad decline in market price of the Company's stock, a substantial amount of outstanding stock options had exercise prices considerably above the current market price. In an effort to provide incentives and retain current employees, on August 17, 1998 eligible employees participating in the Company's Stock Option Plans were offered the opportunity to elect to exchange outstanding "underwater" options for options at an exercise price of $3.00 per share, the closing market price on such date. As a provision of the repricing offer, electing employees were not allowed to exercise their vested options until August 17, 1999.

     The following table summarizes stock option activity under the Employee Stock Option Plans:
                                                      Options Outstanding
                                         Shares    ---------------------------
                                       Available              Weighted Average
                                       for Grant    Shares     Exercise Price
                                      -----------  ---------- ----------------
  Balance at December 31, 1996 .....      102,550   1,638,906     $  16.69
     Additional shares authorized...      750,000          --           --
     Options granted ...............   (1,660,082)  1,660,082     $  14.21
     Options exercised .............           --    (525,421)    $   1.30
     Options canceled ..............    1,207,807  (1,207,807)    $  23.98
                                      -----------  ----------
  Balance at December 31, 1997 .....      400,275   1,565,760     $  14.57
     Additional shares authorized,
        April 1998 .................      700,000          --           --
     Options granted ...............   (2,706,798)  2,706,798     $   4.19
     Options exercised .............           --     (61,278)    $   9.32
     Options canceled ..............    2,340,318  (2,340,318)    $  11.45
                                      -----------  ----------
  Balance at December 31, 1998 .....      733,795   1,870,962     $   2.71
     Options granted ...............     (216,175)    216,175     $   6.00
     Options exercised .............         --      (280,345)    $   2.86
     Options canceled ..............       91,927      91,927)    $   2.75
                                      -----------  ----------     --------
  Balance at December 31, 1999......      609,547   1,714,865     $   3.04
                                      ===========  ==========     ========






     The following table summarizes information concerning all outstanding and exercisable stock options as of December 31, 1999, including outstanding options to the former Executive Officer of 270,000 shares and Directors Option Plan of 180,000 shares:
                                                                     Options
                             Options Outstanding                  Exercisable
                 ----------------------------------------------   -----------
                              Wtd. Average Weighted                Weighted
                               Remaining   Average                  Average
Range of Exercise   Number    Contractual  Exercise    Number      Exercise
     Prices       Outstanding     Life       Price  Exercisable      Price
----------------- ----------- ------------ -------- -----------   -----------
$ 1.00 - $ 1.00      103,704       3.35    $   1.00     103,704    $   1.00
$ 1.88 - $ 3.00    1,475,152       8.64    $   2.67     561,352    $   2.78
$ 3.50 - $ 3.50      273,925       7.47    $   5.72      33,063    $   7.27
$ 9.75 - $19.82      312,084       6.78    $  13.99     202,396    $  14.36
                  ----------                        -----------
$ 1.00 - $19.82    2,164,865       7.97    $   4.61     900,515    $   5.34
                  ==========                        ===========

Employee Stock Purchase Plan

     The Company's 1994 Employee Stock Purchase Plan (the "Stock Purchase Plan) was adopted by the Board of Directors and approved by the Company's stockholders in January 1994. Under the Stock Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first or last trading day of each six month offering period. Offerings will commence on the first trading day on or after January 1 and July 1 of each year and end on the last trading day of the period six (6) months later. The Company reserved 200,000 shares of Common Stock for issuance under the stock Purchase Plan, and as of June 30, 1999, the pool of shares available under the Stock Purchase Plan was substantially depleted.

     The Company's 1999 Employee Stock Purchase Plan (the "1999 ESPP") was adopted by the Board of Directors in April 1999 and approved by the Company's stockholders in May 1999. Under the 1999 ESPP, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock as of the first or last trading day of each six month offering period. Offerings commenced on the first trading day on or after August 1 and February 1 of each year and end on the last trading day of the period six (6) months later. The Company reserved 350,000 shares of Common Stock for issuance under the 1999 ESPP.

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


Pro Forma Net Income and Earnings Per Share

     Had stock-based compensation cost for the Company's stock option and Stock Purchase Plan been determined based on the fair value at the grant dates using the Black-Scholes model as prescribed by SFAS 123, the Company's results for the years ended December 31, 1999, 1998 and 1997 would have been as follows (in thousands):

                                                       1999                1997
                                                   --------  --------  --------

Net income (loss) as reported .................... $    (30) $(51,439) $ 12,910
Pro forma net income (loss) ...................... $ (2,798) $(56,794) $  9,725
Basic earnings (loss) per share as reported ...... $   0.00  $  (3.66) $   0.93
Diluted earnings (loss) per share as reported .... $   0.00  $  (3.66) $   0.90
Pro forma basic earnings (loss) per share ........ $  (0.21) $  (4.04) $   0.70
Pro forma diluted earnings (loss) per share ...... $  (0.21) $  (4.04) $   0.67

     The pro forma effect on net income and earnings per share is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                    1999       1998      1997
                                                  ------     ------    ------
Stock option plan:
   Expected dividend yield ....................     0.0%       0.0%       0.0%
   Expected stock price volatility ............     115%       118%        65%
   Risk free interest rate ....................    5.46%      5.27%      6.11%
   Expected life of options (years) ...........     3.7        3.1        2.7
Stock purchase plan:
   Expected dividend yield ....................     0.0%       0.0%        0.0%
   Expected stock price volatility ............     103%       227%        65%
   Risk free interest rate ....................    4.92%      4.87%      5.37%
   Expected life of option (years) ............     0.5        0.5        0.5

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the Stock Option Plan during 1999, 1998 and 1997 was $4.64, $2.91 and $5.64, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the Stock Purchase Plan during 1999, 1998 and 1997 was $1.29, $5.60 and $5.23, respectively.

NOTE 10.    PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                   Year ended December 31,
                          ------------------------------------------
                               1999             1998            1997
                          ---------        ---------       ---------
 Current:
   Federal ...........    $  (1,501)       $ (18,230)      $  11,767
   State .............           11              175           2,956
                          ---------        ---------       ---------
                             (1,490)         (18,055)         14,723
                          ---------        ---------       ---------
 Deferred:
   Federal ...........        1,490            8,750          (5,206)
   State .............           --            2,350          (1,271)
                          ---------        ---------       ---------
                              1,490           11,100          (6,477)
                          ---------        ---------       ---------
                          $      --        $  (6,955)      $   8,246
                          =========        =========       =========

At December 31, 1999, the Company had approximately $12,700,000 of federal operating loss carryforward available to offset future taxable income which expires in 2019. At December 31, 1999, the Company had approximately $304,000 of state research and development credit carryforward available to offset future taxable income, available indefinitely.

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are as follows:

                                                      Year ended December 31,
                                                   ---------------------------
                                                      1997      1997     1997
                                                   -------      ----     ----
 Federal statutory tax rate ....................     (34.0)%   (35.0)%   35.0%
 State income taxes, net of federal benefit ....      22.0       2.8      5.1
 Research and development tax credits ..........       0.0       0.0     (2.4)
 Permanent differences .........................  (1,543.0)      0.2       --
 Valuation allowance ...........................   1,554.0      25.0       --
 Other .........................................       1.0      (4.9)     1.3
                                                   -------      ----     ----
                                                       0.0%    (11.9)%   39.0%
                                                   =======      ====     ====


     Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consists of the following (in thousands):

                                                     As of December 31,
                                                  ---------------------------
                                                      1999             1998
                                                  ----------       ----------
  Deferred Tax Assets:
      Non-deductible reserves .................   $    6,247       $   13,131
      Inventory basis difference ..............          152              113
      Depreciation ............................        3,819            2,373
      Other ...................................          361              563
      Net operating loss ......................        4,470               --
                                                  ----------       ----------
  Gross deferred tax asset ....................       15,049           16,180
  Deferred tax liabilities ....................           --             (104)
                                                  ----------       ----------
  Net deferred tax assets .....................       15,049           16,076
  Less valuation allowance ....................      (15,049)         (14,586)
                                                  ----------       ----------
                                                  $       --       $    1,490
                                                  ==========       ==========

NOTE 11.        SIGNIFICANT CUSTOMERS

     The Company's sales to significant customers as a percentage of total sales are as follows:

                                             Year ended December 31,
                                         ------------------------------
   Customer                               1999        1998         1997
                                         -----        ----         ----
   A ..............................       17.7%       21.6%        25.5%
   B ..............................       28.5%       28.9%        14.0%
   C ..............................         *         11.6%        14.6%
   D ..............................         *          *           23.3%
   E ..............................       19.5%        *            *


     The Company's accounts receivable from significant customers are as follows:

                                                       December 31,

Customer                                          1999               1998
                                                 -----               ----
A ...................................              *                 37.8%
B ...................................            23.3%               17.4%
C ...................................            12.2%                *


     *Amounts less than 10% have been omitted from the above tables.





sCHEDULE II:  Valuation and Qualifying Accounts

                                   Balance at                          Balance
                                   beginning                            at end
(in thousands)                      of year    Additions  Deductions   of year
                                   ----------  ---------  ----------  --------
Year ended December 31, 1997
     Allowance for
            doubtful accounts ...  $   2,966   $   9,490  $  (9,155)  $  3,301
Year ended December 31, 1998
     Allowance for
            doubtful accounts ...  $   3,301   $   4,236  $  (5,652)  $  1,885
Year ended December 31, 1999
     Allowance for
            doubtful accounts ...  $   1,885   $   3,836  $  (4,594)  $  1,127



Item   9.       Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure

         Not applicable.

                                    Part III.

Item 10.        Directors and Executive Officers of the Registrant

         Information required by this Item other than information regarding executive officers is set forth under the section of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") entitled "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS." Information regarding the Company's executive officers may be found in the section entitled "Executive Officers" in Part I of this 10-K.

Item 11.        Executive Compensation

         The information under the captions "Executive Compensation" and "Stock Options and Bonuses" in the Proxy Statement is incorporated herein by reference.

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





                                    PART IV.

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  (1) Financial Statements
                  See Item 8 of this Report.

              (2) Financial Statement Schedules
                  See Item 8 of this Report.

              (3) Index To Exhibits CIDCO INCORPORATED
Exhibits                                                                    Page
--------                                                                    ----
 3.1   Amended and Restated Certificate of Incorporation. (1)                 --
 3.2   Second Amended and Restated By-laws of CIDCO Incorporated
          dated January 26, 1999. (6)                                         --
 4.1   Amended and Restated Loan and Security Agreement dated March 29,
          1999 between Registrant and Comerica Bank-California. (7)           --
 4.2   Rights Agreement dated as of January 27, 1997, between the Registrant
          and United States Trust Company of New York, as Rights Agent. (3)   --
10.4   Patent License Agreement dated as of May 1, 1989 between the
          Registrant and American Telephone and Telegraph Company. (1)        --
10.5   Form of Indemnification Agreement. (1)                                 --
10.17  Sublease dated Nov. 18, 1994, between Thoits Bros. and the
          Registrant for 180 Cochrane Circle. (2)                             --
10.18  Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the
          Registrant for 105 Cochrane Circle, Units A, B, C, D, and E. (2)    --
10.20  Registrant's 1994 Directors' Stock Option Plan. (2)                    --
10.24  Employment Agreement dated June 28, 1996 between Registrant
          and Ian Laing. (4)                                                  --
10.30  Registrant's Second Amended and Restated 1993 Stock Option Plan. (5)   --
10.31  Registrant's Amended and Restated 1998 Stock Option Plan. (5)          --
10.32  Employment Agreement dated June 1, 1998 between Registrant
          and Richard D. Kent. (5)                                            --
10.33  Employment Termination Agreement dated Nov. 12, 1998 between
          Registrant and Daniel L. Eilers. (5)                                --

10.34  Employment Agreement dated Nov. 12, 1998 between Registrant
          and Paul G. Locklin. (6)                                            --
10.35  Employment Agreement dated Sept. 30, 1994 between Registrant
          and Timothy J. Dooley. (6)                                          --
10.36  Separation Agreement dated Sept. 20, 1998 between Registrant
          and Marv Tseu.                                                      --
10.37  Separation Agreement dated Sept. 20, 1998 between Registrant
          and Jim Hindmarch. (6)                                              --
10.38  Separation Agreement dated Nov. 20, 1998 between Registrant
          and Ho Leung Cheung(6)                                              --
10.39  Employment Agreement dated June 5, 1998 between Registrant
          and William A. Sole. (7)                                            --
10.40  Registrant's 1999 Employee Stock Purchase Plan                         47

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

         (b)  Reports on Form 8-K.
              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of March 2000.

                             CIDCO INCORPORATED


                       By: /s/    Paul G. Locklin

                            Paul G. Locklin
                            President and Chief Executive Officer
                            Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, each on the 26th day of March 2000.

/s/      Richard D. Kent         Chief Financial Officer, Chief Operating
-----------------------------    Officer, Corporate Secretary and
Richard D. Kent                  Principal Accounting Officer


/s/      Daniel L. Eilers        Director
-----------------------------
Daniel L. Eilers

/s/      John Floisand           Director
-----------------------------
John Floisand

/s/      Ernest K. Jacquet       Director
-----------------------------
Ernest K. Jacquet

/s/      Marv Tseu               Director
-----------------------------
Marv Tseu

/s/      Robert Lee              Director
-----------------------------
Robert Lee







                                                                    Exhibit 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-71649 and No. 333-95379) of CIDCO Incorporated of our report dated January 21, 2000 relating to the financial statements and financial statement schedule which appear in this Form 10-K.

/s/
PricewaterhouseCoopers LLP
San Jose, California

March 28, 2000