Form 10-Q
period 2000-03-31
CIDCO INC
filed 2000-05-16
CIK 917639

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

                                       OR

[ ] Transition report pursuant to Section 13(d) or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                         Commission file number: 0-23296

                               CIDCO INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                          13-3500734
State  or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                   identification number)


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

                                    YES         X             NO

The number of shares outstanding of the Registrant's Common Stock on May 4, 2000 was 14,424,932.






                               CIDCO INCORPORATED
                                      INDEX


PART I.       FINANCIAL INFORMATION                                         Page

    ITEM 1.  Financial Statements:

             Balance sheets at March 31, 2000
                and December 31, 1999 .........................................3

            Statements of operations and comprehensive income (loss)
               for the three months ended March 31, 2000 and 1999 .............4

            Statements of cash flows for the three months
                ended March 31, 2000 and 1999 .................................5

            Notes to financial statements .....................................6

   ITEM 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..................7

   ITEM 3. Quantitative and Qualitative Disclosure About Market Risk..........16

PART II.      OTHER INFORMATION

   ITEM 1. Legal Proceedings .................................................17

   ITEM 2. Changes in Securities .............................................17

   ITEM 3. Defaults Upon Senior Securities ...................................17

   ITEM 4. Submission of Matters to a Vote of Security Holders ...............17

   ITEM 5. Other Information .................................................17

   ITEM 6. Exhibits and Reports on Form 8-K ..................................17


SIGNATURES ...................................................................18






Part I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                               CIDCO INCORPORATED
                                 BALANCE SHEETS
                (in thousands, except per share data; unaudited)

                                                   March 31,    December 31,
                                                     2000           1999
                                                  ----------    ------------
ASSETS
Current assets:

   Cash and cash equivalents ....................    $ 9,679      $ 29,323
   Short-term investments .......................     17,978        10,547
   Accounts receivable, net of allowance
     for doubtful accounts of $278 and $1,127 ...     19,911        22,407
   Inventories ..................................     20,273        25,688
   Other current assets .........................        743         1,002
                                                    --------      --------
     Total current assets .......................     68,584        88,967
Property and equipment, net .....................      5,756         6,653
Other assets ....................................      2,899           711
                                                    --------      --------
                                                    $ 77,239      $ 96,331
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................   $  2,994      $  9,412
   Accrued liabilities...........................      4,834         8,738
                                                    --------      --------
     Total current liabilities ..................      7,828        18,150

Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares
    authorized, 14,422 and 14,418 shares issued          144           144
  Treasury stock, at cost (560 and 675 shares) .      (2,478)       (2,988)
   Additional paid-in capital ..................      90,035        88,916
   Accumulated Deficit .........................     (18,290)       (7,891)
                                                    --------      --------
     Total stockholders' equity ................      69,411        78,181
                                                    --------      --------
                                                    $ 77,239      $ 96,331
                                                    ========      ========


  The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Loss)
                (in thousands, except per share data; unaudited)


                                                        Three months ended
                                                             March 31,
                                                      ---------------------
                                                         2000         1999
                                                      --------     --------

Sales ..............................................  $ 16,481     $ 47,202
Cost of sales.......................................    15,343       35,038
                                                      --------     --------
Gross margin .......................................     1,138       12,164

Operating expenses:
    Research and development .......................     2,431        1,936
    Selling and marketing ..........................     7,919        7,332
    General and administrative .....................     1,384        1,519
                                                      --------     --------
                                                        11,734       10,787
                                                      --------     --------
Income (loss) from operations ......................   (10,596)       1,377
Other income, net ..................................       216          165
                                                      --------     --------
Income (loss) before income taxes ..................   (10,380)       1,542
Provision for (benefit from) income taxes ..........        --           --
                                                      --------     --------
Net income (loss) ..................................  $(10,380)    $  1,542
                                                      ========     ========
Net earnings (loss) per share - basic ..............  $  (0.75)    $   0.11
                                                      ========     ========
Net earnings (loss) per share - diluted ............  $  (0.75)    $   0.11
                                                      ========     ========
Shares used in per-share calculation - basic .......    13,811       13,759
                                                      ========     ========
Shares used in per-share calculation - diluted .....    13,811       14,400
                                                      ========     ========


Comprehensive income (loss):

Net income (loss) ..................................  $(10,380)    $  1,542

Change in unrealized gain (loss) on investments, net       235           (4)
                                                      --------     --------
Total comprehensive income (loss) ..................  $(10,145)    $  1,538
                                                      ========     ========



  The accompanying notes are an integral part of these financial statements.




                               CIDCO INCORPORATED
                            STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)
                                                            Three months ended
                                                                 March 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Cash flows provided by operating activities:

   Net income (loss) ....................................  $(10,380)   $ 1,542
   Adjustments to reconcile net income to net
     cash from operating activities:
      Depreciation and amortization .....................     1,236      1,427
      Changes in assets and liabilities:
       Accounts receivable ..............................     2,496    (11,077)
       Inventories ......................................     5,415      2,394
       Income tax refunds receivable ....................        --     18,274
       Other current assets .............................       259        732
       Other assets......................................    (1,068)      (104)
       Accounts payable .................................    (6,418)     5,401
       Accrued liabilities ..............................    (3,904)    (1,210)
                                                           --------   --------
        Net cash provided by (used in)
                 operating activities ...................   (12,364)    17,379

Cash flows from investing activities:
   Acquisition of property and equipment ................      (339)      (464)
   Sale (purchase) of short-term investments, net .......    (7,288)     2,875
                                                           --------   --------
        Net cash provided by (used in)
                     investing activities ...............    (7,627)     2,411
                                                           --------   --------
Cash flows from financing activities:
   Issuance of common stock..............................       347         57
   Purchase of treasury stock ...........................        --     (3,079)
                                                           --------   --------
        Net cash provided by (used in)
                     financing activities ...............       347     (3,022)
                                                           --------   --------
Net increase (decrease) in cash and
                     cash equivalents ...................   (19,644)    16,768
Cash and cash equivalents at beginning
                      of period .........................    29,323     12,349
                                                           --------   --------
Cash and cash equivalents at end of period ..............  $  9,679    $29,117
                                                           ========   ========
Supplemental disclosure of cash flow information:
   Issuance of warrants in connection with
                    marketing agreement ................. $   1,120    $   --
                                                           ========   ========
   Cash paid for income taxes ........................... $     --     $   --
                                                           ========   ========



  The accompanying notes are an integral part of these financial statements.



                               CIDCO INCORPORATED
                          Notes to Financial Statements

Note 1.    Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments)  necessary  to present  fairly the  Company's  financial  position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.


Note 2.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

     In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.


Note 3.    Inventories

     Inventories are stated at the lower of cost or market value, cost being determined using the standard cost method (which approximates first in, first out). The Company's inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

  The components of inventory are as follows (in thousands):
                                                Mar. 31,2000     Dec. 31,1999
                                                ------------     ------------
      Inventories, net of reserves:
         Finished Goods ......................... $ 17,140         $ 22,283
         Raw Materials...........................    3,133            3,405
                                                  --------         --------
                                                  $ 20,273         $ 25,688
                                                  ========         ========


Note 4.   Comprehensive Income (loss)

     The Company's comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on investments. Accumulated balances of unrealized gains and losses on investments are as follows:

              Balance December 31, 1998 ................  $ (31)
              Unrealized losses in the period, net .....     (4)
                                                          -----
              Balance March 31, 1999 ...................  $ (35)
                                                          =====

              Balance December 31, 1999 ................  $ (92)
              Unrealized gain in the period, net .......    235
                                                          -----
              Balance March 31, 2000 ...................  $ 143
                                                          =====


Note 5.   Earnings (loss) per Share

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

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                       Quarter ended March 31,
                                                      ------------------------
                                                        2000             1999
                                                      --------         -------
Net income (loss) used to compute earnings
       per common share .......................       $(10,380)        $ 1,542
                                                      ========         =======
Denominator used to compute basic earnings
      (loss) per common share .................         13,811          13,759
Shares issuable on exercise of options (1) ....            --              641
                                                      --------         -------
Denominator used to compute diluted earnings
      (loss) per common share .................         13,811          14,400
                                                      ========         =======
Basic earnings (loss) per share ...............       $  (0.75)        $  0.11
                                                      ========         =======
Diluted earnings (loss) per share .............       $  (0.75)        $  0.11
                                                      ========         =======

     (1) Stock options and warrants to purchase 1,025,433 shares of common stock priced at $ 1.88 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter ended March 31, 2000. Stock options to purchase 321,159 shares of common stock priced at $4.75 to $24.95 per share were excluded because their inclusion would be anti-dilutive for the quarter ended March 31, 1999.






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

     Historically, the Company's primary sales and distribution channels have been Direct Marketing Services, Fulfillment, Direct to Telco, and, to a lesser extent, international accounts, Retail, and OEM customers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships on the Telco's behalf an adjunct product or a phone product to each customer "acquired" through the campaign. Fulfillment sales occur when the Company receives an order and ships the requested product directly to the customer. In the case of Fulfillment sales, the Telcos generate orders by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Direct Marketing Services programs. Direct Marketing Services sales totaled 5%, and 21% of sales for the quarter ended March 31, of 2000 and 1999, respectively. Fulfillment sales accounted for 54%, and 43% of sales for the quarter ended March 31, of 2000 and 1999, respectively.

     As a result of lower level Telco promotional activity in the fourth quarter of 1999 and the anticipation that Telco demand will remain soft through the third quarter of 2000, the Company has resized its Telco business to match an estimated quarterly break-even point of approximately $20 million in revenue which the Company may or may not achieve. The Company recorded approximately $500 thousand in severance cost in the first quarter of 2000. No additional material severance costs are anticipated. The Company expects to begin realizing the benefit from such terminations during the second quarter of 2000.

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





Results of Operations

     The following table sets forth for the periods indicated, the percentage of sales represented by certain line items in the Company's income statement:

                                                      As a Percentage of Sales
                                                         Three months ended
                                                              March 31,
                                                      ------------------------
                                                         2000            1999
                                                        -----           -----
Sales ..........................................        100.0%          100.0%
Cost of sales ..................................         93.1            74.2
                                                        -----           -----
Gross margin ...................................          6.9            25.8
                                                        -----           -----
Operating expenses:
   Research and development ....................         14.8             4.1
   Selling and marketing .......................         48.1            15.6
   General and administrative ..................          8.3             3.2
                                                        -----           -----
                                                         71.2            22.9
                                                        -----           -----
Income (loss) from operations ..................        (64.3)            2.9
Other income, net ..............................          1.3             0.4
                                                        -----           -----
Income (loss) before income taxes ..............        (63.0)            3.3
Provision (benefit) for income taxes ...........           __              __
                                                        -----           -----
Net income (loss) ..............................        (63.0)%           3.3%
                                                        =====           =====


 Sales
     Sales are recognized upon shipment of the product to the customer less reserves for anticipated returns or, in the case of Direct Marketing Services, non-retention of certain Services provided by the Telcos, and customer credit worthiness. Sales decreased 65% to $16.5 million in the first quarter of 2000 from $47.2 million in the first quarter of 1999. Sales from Direct Marketing Services Programs decreased to $0.9 million in the first quarter of 2000 from $9.9 million in the first quarter of 1999. Fulfillment sales decreased to $8.9 million in the first quarter of 2000 from $20.1 million in the first quarter of 1999. Adjunct product sales decreased to 53% of dollar sales volume in the first quarter of 2000 from 59% of dollar sales volume in the first quarter of 1999. Unit sales of adjunct products decreased in the first quarter of 2000 to 0.6 million from 1.5 million in the first quarter of 1999. These decreases were due to decreased unit sales of the Company's adjunct products through both the Company's Fulfillment sales channel and Direct Marketing Services programs for Network Feature Services on behalf of certain Telcos as the Company chose not to participate in risky, low profit agency programs. In addition, the average selling price of adjunct products dropped 14% from the first quarter of 1999 to the first quarter of 2000 due to continued competitive pricing pressures.

 Gross margin
     Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales decreased to 6.9% in the first quarter of 2000 from 25.8% in the first quarter of 1999. This decrease included a $1.3 million expense for the allowance for excess inventory. The Company's gross margin prior to this reserve was 14.8%, down from 25.8% in the same quarter last year. This decline in gross margin was attributed to an unusually high percentage of sales coming from low margin adjunct product and low margin promotional programs. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. For the remainder of 2000, the Company believes gross margins will range between 15% to 25%.

 Research and development expenses
     Research and development expenses consist of salaries for personnel, associated benefits, contracted engineering services, tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased to $2.4 million in the quarter ended March 31, 2000 from $1.9 million in the first quarter of 1999. This increase primarily resulted from higher spending on MailStation(R)1 related development projects. Research and development expenses as a percentage of sales increased to 14.8% in the quarter ended March 31, 2000 from 4.1% in the same period of 1999. This increase was primarily due to the decrease in net revenue. The Company expects that research and development spending will remain at approximately the same absolute dollar level experienced in the first quarter of 2000 for the remainder of 2000.

 Selling and marketing expenses
     Selling and marketing expenses consist of personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased to $7.9 million in the quarter ended March 31, 2000, from $7.3 million in the comparable period of 1999. As a percentage of sales, selling and marketing expenses increased to 48.1% in the quarter ended March 31, 2000, from 15.6% in the same period of 1999. The above dollar increase was primarily due to increased marketing costs for the Company's MailStation marketing activities. The increase in percent was primarily due to reduced net revenues for the quarter. The MailStation sales and marketing costs totaled $1.5 million in the first quarter of 2000 as compared to $0.1 million in the first quarter of 1999. This increase was offset by a decline in Direct
Marketing Service programs for Network services. The Company anticipates that selling and marketing expenses both in absolute dollars and as a percentage of sales will increase significantly as the Company invests heavily in marketing programs to grow MailStation subscribers, slightly offset by planned reductions in Telco acquisition sales programs.

     Additionally, the Company entered into a relationship with Yahoo! that provides for co-branding of product and technical collaboration to allow MailStation subscribers access to Yahoo! content and services. CIDCO's retail presence increased from 80 stores at the end of the fourth quarter to 1,000 at the end of March 2000.

     MailStation unit sales for this quarter were approximately 4,800, adding approximately 3,250 subscribers, which increases the total base to approximately 9,150 subscribers. The Company anticipates that the subscriber base will increase during the second quarter. The anticipated increase in subscribers is expected to be caused by the Company's national MailStation advertising campaign and the Company expects the number of retail store fronts to increase during the quarter. However, there are no assurances that subscribers will substantially increase during the quarter.

 General and administrative expenses
     General and administrative expenses consist primarily of salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $1.4 million in the quarter ended March 31, 2000 from $1.5 million in the comparable period of 1999. As a percentage of sales, general and administrative expenses increased to 8.3% in the quarter ended March 31, 2000 from 3.2% in the comparable period of 1999. The decreases in dollars was due to lower finance expenses, whereas, the increase in percent was primarily driven by lower net revenues for the quarter. The Company believes that general and administrative expenditures will remain at approximately first quarter spending levels during the remainder of 2000, even after resizing.


Footnotes
1 MailStation is a registered trademark of CIDCO Corporation.


 Liquidity and capital resources
     The Company's cash and cash equivalents decreased $19.6 million during the quarter ended March 31, 2000 primarily from cash used in operations of $12.3 million and investing activities of $7.6 which was partially offset by proceeds of $0.3 million from the issuance of common stock. Cash used in operations of $12.3 million resulted primarily from a net loss of $10.4 million, decreased accounts payable of $6.4 million, decreased accrued liabilities of $3.9 million, and increased other assets of $1.0. Offsets to the above included a decrease in inventory of $5.4 million, decreased accounts receivable of $2.5 million, decreased other assets of $0.3 million, and depreciation expense of $1.2 million.

     Additionally, Cisco Systems announced the acquisition of InfoGear Technology in the first quarter. The Company currently holds approximately a 5 % interest in InfoGear, which should convert to approximately 245,000 shares of Cisco Systems stock. The Company carries this investment on its balance sheet at zero value. The acquisition has been approved by the board of directors of each company and is subject to various closing conditions. The transaction is expected to close in the second or third quarter of 2000.

     The Company had a working capital balance of $60.7 million as of March 31, 2000, as compared to $70.8 million at December 31, 1999. The Company's current ratio increased to 8.8 to 1, as of March 31, 2000, from 4.9 to 1, as of December 31, 1999. The decrease in working capital was due to a reduction in cash and short-term investments of $12.3 million, accounts receivable of $2.5 million, inventory of $5.4 million, and other current assets of $0.3 million. Offsetting the above was a decrease in trade payables of $6.4 million, other accrued liabilities of $3.9 million.

     The Company has a line of credit for up to $15 million. Borrowings under the line bear interest at the bank's base rate and the interest is payable monthly. The bank's base rate was 9.00% per annum at March 31, 2000. Borrowings under the line are collateralized by the assets of the Company. As of March 31, 2000, the Company had not borrowed any funds under the line. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. There were no outstanding Letters of Credit secured by this line as of March 31, 2000.

     The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. In particular, the Company will invest in its infrastructure to refine and improve its Internet service provider and mail hosting capabilities and systems in support of its 1999 entry into the Internet appliance and service market. The Company believes its remaining 2000 capital expenditures will be approximately $3.0 million. The remaining 2000 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months. The Company is exploring the possibility of obtaining debt or equity financing in the next twelve months to provide additional funding for the MailStation business. There can be no assurances that additional financing will be available on terms acceptable to the Company.

Factors That May Affect Future Results

 Dependence on Telco Services and Maturation of Market

     Approximately 53%, and 59% of the Company's revenues in the quarter ended March 31.of 2000 and 1999, respectively, came from the Company's sales of Network Feature adjuncts and the balance from Network Feature phones and MailStations. The size of the overall market for Network Feature products and Services is a function of the total number of potential subscribers with Network Feature-enabled telephone lines and the rate of adoption of Network Feature Services, or the "penetration rate," among those subscribers. Customer adoption of Network Feature Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Network Feature Services, the perceived value of the Services to end users, including the extent to which other end users have also adopted Network Feature Services, and the end user cost for the Services. There can be no assurances that Telcos will continue to promote Network Feature Services, that one or more Network Feature Services will gain market acceptance or that, in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Network Feature Service has not been achieved for the entire United States market, one or more regional markets may become saturated. Further, the market for Network Feature adjunct products may be eroded as Network Feature functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Network Feature Services, whether due to reduced promotion of such Services by Telcos, competition, market saturation, price reduction, technological change or otherwise, will have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Network Feature Services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Direct Marketing Services arrangements to obtain incremental end user adoption of Network Feature Services increases, which may result in unfavorable pressures on the Company's profitability.

 Dependence on Telcos; Concentrated Customer Base

     A significant portion of the Company's revenues is derived from a small number of Telcos. During the quarter ended March 31, of 2000 and 1999, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 61% (three customers) and 72% (two customers), respectively. There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers where on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse affect on the Company's business, results of operations or financial condition.

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

 Dependence on Key  Personnel

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

Item 3        Quantitative and Qualitative Disclosure About Market Risk

     Management believes that the market risk associated with the Company's market risk sensitive instruments as of March 31, 2000 is not material, and therefore, disclosure is not required.






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

             None.


ITEM 5.      Other Information

             None.


ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                      See Index to Exhibits at page 19 below.

              (b) Reports on Form 8-K.
                      The Company filed no reports on Form 8-K during the three months ended March 31, 2000.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CIDCO INCORPORATED


May 13, 2000                       By:/s/Paul G. Locklin
     Date                              Paul G. Locklin
                                       President and Chief Executive Officer
                                       Chairman of the Board of Directors

May 13, 2000                           /s/Richard D. Kent
     Date                              Richard D. Kent
                                       Chief Financial Officer, Chief Operations
                                       Officer, Chief Accounting Officer and
                                       Corporate Secretary






                               CIDCO INCORPORATED
                                Index to Exhibits

Exhibits                                                                   Page
   3.1   Amended and Restated Certificate of Incorporation. (1)              --
   3.2   Second Amended and Restated By-laws of CIDCO Incorporated
           dated January 26, 1999. (6)                                       --
   4.1   Amended and Restated Loan and Security Agreement dated March 29,
           1999 between Registrant and Comerica Bank-California. (7)         --
   4.2   Rights Agreement dated as of January 27, 1997, between the
           Registrant and United States Trust Company of New York, as
           Rights Agent. (3)                                                 --
  10.4 Patent License Agreement dated as of May 1, 1989 between the Registrant and American Telephone and Telegraph Company. (1) --
  10.5   Form of Indemnification Agreement. (1)                              --
  10.17  Sublease dated Nov. 18, 1994, between Thoits Bros. and the
           Registrant for 180 Cochrane Circle. (2)                           --
  10.18 Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle, Units A, B, C, D, and E. (2) --
  10.20  Registrant's 1994 Directors' Stock Option Plan. (2)                 --
  10.24  Employment Agreement dated June 28, 1996 between Registrant
           and Ian Laing. (4)                                                --
  10.30  Registrant's Second Amended and Restated 1993 Stock Option
           Plan. (5)                                                         --
  10.31  Registrant's Amended and Restated 1998 Stock Option Plan. (5)       --
  10.32  Employment Agreement dated June 1, 1998 between Registrant
           and Richard D. Kent. (5)                                          --
  10.33  Employment Termination Agreement dated Nov. 12, 1998 between
           Registrant and Daniel L. Eilers. (5)                              --
  10.34  Employment Agreement dated Nov. 12, 1998 between Registrant
           and Paul G. Locklin. (6)                                          --
  10.35  Employment Agreement dated Sept. 30, 1994 between Registrant
           and Timothy J. Dooley. (6)                                        --
  10.36  Separation Agreement dated Sept. 20, 1998 between Registrant
           and Marv Tseu.                                                    --
  10.37  Separation Agreement dated Sept. 20, 1998 between Registrant
           and Jim Hindmarch. (6)                                            --
  10.38  Separation Agreement dated Nov. 20, 1998 between Registrant
           and Ho Leung Cheung(6)                                            --
  10.39  Employment Agreement dated June 5, 1998 between Registrant
           and William A. Sole. (7)                                          --
  10.40  Registrant's 1999 Employee Stock Purchase Plan (8)                  --



---------------------------------------
(1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
(2) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
(4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
(5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.
(6) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1998.
(7) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.
(8) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999.