Form 10-Q
period 2000-06-30
CIDCO INC
filed 2000-08-15
CIK 917639

2

===============================================================================

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
                                       OR

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

------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES         X             NO
                                       --------------

The number of shares outstanding of the Registrant's Common Stock on August 7, 2000 was 14,418,298.

2

                               CIDCO INCORPORATED

                                      INDEX

PART I.       FINANCIAL INFORMATION                                         Page
                                                                            ----

   ITEM 1.      Financial Statements:

                Balance sheets at June 30, 2000
                   and December 31, 1999 ......................................3

                Statements of operations and comprehensive income (loss)
                   for the three and six months ended June 30, 2000 and 1999 ..4

                Statements of cash flows for the six months
                   ended June 30, 2000 and 1999 ...............................5

                Notes to financial statements .................................6

   ITEM 2.      Management's Discussion and Analysis of

                   Financial Condition and Results of Operations ..............8

   ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.........18

PART II.      OTHER INFORMATION

   ITEM 1.      Legal Proceedings ............................................18

   ITEM 2.      Changes in Securities ........................................18

   ITEM 3.      Defaults Upon Senior Securities ..............................18

   ITEM 4.      Submission of Matters to a Vote of Security Holders ..........18

   ITEM 5.      Other Information ............................................18

   ITEM 6.      Exhibits and Reports on Form 8-K .............................18


SIGNATURES ...................................................................19

5

The accompanying notes are an integral part of these financial statements.

Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                               CIDCO INCORPORATED

                                 BALANCE SHEETS

                (in thousands, except per share data; unaudited)

                                                      June 30,      December 31,
                                                        2000            1999
                                                    ----------     -----------
ASSETS
Current assets:

   Cash and cash equivalents ...................... $   17,079      $   29,323
   Short-term investments .........................     24,907          10,547
   Accounts receivable, net of allowance
     for doubtful accounts of $285 and $1,127 .....     20,007          22,407
   Inventories ....................................     15,390          25,688
   Other current assets ...........................      4,426           1,002
                                                    ----------      ----------

     Total current assets .........................     81,809          88,967
Property and equipment, net .......................      5,346           6,653
Other assets ......................................      2,925             711
                                                    ----------      ----------

                                                    $   90,080      $   96,331
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable................................ $    2,093      $    9,412
   Accrued liabilities.............................     10,531           8,738
                                                    ----------      ----------

     Total current liabilities ....................     12,624          18,150
                                                    ----------      ----------
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares
      authorized,14,418 and 14,418 shares issued ..        144             144
  Treasury stock, at cost (537 and 675 shares) ....     (2,378)         (2,988)
   Additional paid-in capital .....................     90,035          88,916
   Accumulated deficit ............................    (10,345)         (7,891)
                                                    ----------      ----------

     Total stockholders' equity ...................     77,456          78,181
                                                    ----------      ----------

                                                    $   90,080      $   96,331
                                                    ==========      ==========

                               CIDCO INCORPORATED

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                (in thousands, except per share data; unaudited)

                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                  ------------------      -------------------
                                     2000      1999         2000        1999
                                  --------    ------      -------     -------

Sales                              $21,505   $47,101      $37,986    $94,303
Cost of sales ....................  17,268    34,508       32,424     69,546
                                   -------   -------      -------     -------

Gross margin .....................   4,237    12,593        5,562      24,757
                                   -------   -------      -------     -------
Operating expenses:
     Research and development ....   2,102     2,642        4,720       4,578
     Selling and marketing .......   8,658     6,593       16,577      13,925
     General and administrative ..   1,298     1,539        2,682       3,058
                                   -------   -------      -------     -------

                                    12,058    10,774       23,979      21,561
                                   -------   -------      -------     -------

Income (loss) from operations.....  (7,821)    1,819      (18,417)      3,196
Other income, net ................  15,701       230       15,917         395
                                   -------   -------      -------     -------
Income (loss) before income taxes    7,880     2,049       (2,500)      3,591
Provision for (benefit from)
   income taxes ..................      --        --           --          --
                                   -------   -------      -------     -------

Net income (loss) ................ $ 7,880   $ 2,049      $(2,500)   $  3,591
                                   =======   =======      =======    ========

Net earnings (loss) per
   share - basic ................. $  0.57   $  0.15      $ (0.18)   $   0.26
                                   =======   =======      =======    ========

Net earnings (loss) per
   share - diluted................ $  0.55   $  0.14      $ (0.18)   $   0.25
                                   =======   =======      =======     =======

Shares used in per-share
   calculation - basic ...........  13,873    13,409        13,842     13,584
                                    ======    ======        ======     ======

Shares used in per-share
   calculation - diluted..........  14,302    14,471        13,842     14,435
                                    ======    ======       =======     ======

Comprehensive income (loss):


Net income (loss)................. $ 7,880   $ 2,049      $ (2,500)  $  3,591

Change in unrealized gain (loss)
   on investments, net............     102       (21)          245        (69)
                                    -------   -------       -------    -------

Total comprehensive income (loss). $  7,982  $ 2,028      $ (2,255)  $  3,522
                                    =======   =======       =======    =======

                               CIDCO INCORPORATED

                            STATEMENTS OF CASH FLOWS

                            (in thousands; unaudited)
                                                             Six months ended
                                                                 June 30,
                                                             ------------------
                                                               2000       1999
                                                             -------     ------
Cash flows provided by operating activities:

   Net income (loss) .................................... $  (2,500)  $   3,591
   Adjustments to reconcile net income to net cash from
     operating activities:
      Depreciation and amortization .....................     2,156       2,787
      Deferred taxes ....................................        --       1,490
      Changes in assets and liabilities:
       Accounts receivable ..............................     2,400       3,507
       Inventories ......................................    10,298       6,225
       Income tax refunds receivable ....................        --      18,367
       Other current assets .............................    (3,424)      1,288
       Other assets......................................    (1,232)       (129)
       Accounts payable .................................    (7,168)     (7,249)
       Accrued liabilities ..............................     1,641      (3,190)
                                                             -------     ------
          Net cash provided by operating activities ......    2,171       26,687
                                                             -------     -------
Cash flows from investing activities:

   Acquisition of property and equipment ................      (710)     (1,390)
   Sale (purchase) of short-term investments, net .......   (14,258)      5,220
                                                            -------     -------

     Net cash provided by (used in) investing activities    (14,968)      3,830
                                                            -------     -------
Cash flows from financing activities:
   Issuance of common stock..............................       553         178
   Purchase of treasury stock ...........................        --      (3,154)
                                                            -------    --------

     Net cash provided by (used in) financing activities        553      (2,976)
                                                            -------    --------
Net increase (decrease) in cash and cash equivalents ....   (12,244)     27,541
Cash and cash equivalents at beginning of period ........    29,323      12,349
                                                            -------     -------

Cash and cash equivalents at end of period .............. $  17,079   $  39,890
                                                            =======     =======

Supplemental disclosure of cash flow information:

   Issuance of warrants in connection with
      marketing agreement ............................... $   1,120   $      --
                                                             =======     =======
   Cash paid for income taxes ........................... $      --   $      --
                                                             =======     =======

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

Note 2.       Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of SAB 101 is not expected to require us to change existing revenue recognition policies and therefore is not expected to have a material effect on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions for FIN 44 prior to June 30, 2000 did not have a material impact on the financial statements. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Note 3.        Inventories

         Inventories are stated at the lower of cost or market value, cost being determined using the standard cost method (which approximates first in, first out). The Company's inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

   The components of inventory are as follows (in thousands):

                                              Jun. 30, 2000    Dec. 31, 1999
                                              -------------    -------------
     Inventories, net of reserves:
       Finished Goods ......................    $   12,244       $   22,283
       Raw Materials........................         3,146            3,405
                                                ----------       ----------
                                                $   15,390       $   25,688
                                                ==========       ==========

Note 4.       Comprehensive Income (loss)

         The Company's comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on investments. Accumulated balances of unrealized gains and losses on investments are as follows:

   Balance December 31, 1998 .................... $       79
   Unrealized losses in the period, net .........        (69)
                                                       ------
   Balance June 30, 1999 ........................ $       10
                                                       ======

   Balance December 31, 1999 .................... $      (13)
   Unrealized gain in the period, net ...........        245
                                                       ------
   Balance June 30, 2000 ........................ $      232
                                                       ======

Note 5.       Earnings (loss) per Share

     Basic Earnings Per Share ("EPS") is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                         Three Months           Three Months
                                         ended June 30,         ended June 30,
                                      -------------------     ------------------
                                         2000     1999         2000       1999
                                       -------  -------      -------    -------
Net income (loss) used to compute
   earnings per common share ........$  7,880   $ 2,049     $(2,500)   $ 3,591
                                       =======  =======      ======     =======
Denominator used to compute basic
   earnings (loss) per common share .  13,873    13,409      13,842     13,584
Effect of dilutive securities (1) ...     429     1,062         --         851
                                      -------   -------     -------    -------
Denominator used to compute diluted
   earnings (loss) per common share .  14,302    14,471      13,842     14,435
                                      =======   =======     =======    =======
Basic earnings (loss) per share .....$   0.57   $  0.15      $(0.18)   $  0.26
                                      =======   =======     =======    =======
Diluted earnings (loss) per share ...$   0.55   $  0.14      $(0.18)   $  0.25
                                      =======   =======     =======    =======


(1) Stock options and warrants to purchase 747,984 shares of common stock priced at $ 5.75 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter ended June 30, 2000. Stock options to purchase 292,659 shares of common stock priced at $7.41 to $24.95 per share were excluded because their inclusion would be anti-dilutive for the quarter ended June 30, 1999.

Note 6.       Segment Information

The Company operates in two market segments, telephony products and Internet appliances. Telephony products include telephone equipment that supports Caller ID, Caller ID on Call Waiting and other services introduced by telephone companies. In 1999 the Company developed a product called MailStation, (TM)1 an Internet appliance, which is a small device that allows one easy access to checking of e-mails and access to Yahoo! content and services. The Company does not manage these market segments on any basis other than the revenue information disclosed below.

Summarized financial information by groups of similar products and services is as follows (in thousands):
                                    Three Months                 Six months
                                   ended June 30,               ended June 30,
                                 ------------------         -------------------
                                   2000      1999            2000         1999
                                 -------   -------         -------     -------
Telephony Products......         $15,658   $47,101         $31,473     $93,550
Internet Devices........           5,847        --           6,513         753
                                 -------   -------         -------     -------
Total sales.............         $21,505   $47,101         $37,986     $94,303
                                 =======   =======         =======     =======


1 MailStation is a trademark of CIDCO Corporation.

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

         Historically, the Company's primary sales and distribution channels have been Direct Marketing Services, Fulfillment, Direct to Telco, and, to a lesser extent, international accounts, Retail, and OEM customers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships on the Telco's behalf an adjunct product or a phone product to each customer "acquired" through the campaign. Fulfillment sales occur when the Company receives an order and ships the requested product directly to the customer. In the case of Fulfillment sales, the Telcos generate orders by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Direct Marketing Services programs. Direct Marketing Services sales totaled 7% and 12% of sales for the quarter ended June 30, of 2000 and 1999, respectively. Fulfillment sales accounted for 35%, and 16% of sales for the quarter ended June 30, of 2000 and 1999, respectively. Direct to Telco sales accounted for 58% and 72% of sales for the quarter ended June 30, of 2000 and 1999, respectively.

         As a result of lower level Telco promotional activity in the fourth quarter of 1999 and the anticipation that Telco demand will remain soft through the third quarter of 2000, the Company resized its Telco business to match an estimated quarterly break-even point of approximately $20 million in revenue which the Company may or may not achieve. The Company began to realize the benefit from such resizing during the second quarter of 2000.

         This Report contains forward-looking statements that reflect the Company's current views with respect to future events that may impact the Company's results of operations and financial condition, including Telco demand, gross margin, expected spending in various functions and MailStation subscriber and retail store front increases. In this report, the words "anticipates,"
"believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Results of Operations

         The  following  table  sets  forth  for  the  periods  indicated,   the
percentage of sales represented by certain line items in the Company's income statement:

                                      Three months               Six months
                                     ended June 30,             ended June 30,
                                  -------------------         -----------------
                                     2000      1999             2000      1999
                                  -------    -------          -------   -------
Sales ..........................    100.0%     100.0%           100.0%    100.0%
Cost of sales ..................     80.3       73.3             85.4      73.8
                                  -------    -------          -------   -------

Gross margin ...................     19.7       26.7             14.6      26.2
                                  -------    -------          -------   -------
Operating expenses:
   Research and development ....      9.8        5.6             12.4       4.8
   Selling and marketing .......     40.3       14.0             43.6      14.8
   General and administrative ..      6.0        3.3              7.1       3.2
                                  -------    -------          -------   -------

                                     56.1       22.9             63.1      22.8
                                  -------    -------          -------   -------

Income (loss) from operations ..    (36.4)       3.8            (48.5)      3.4
Other income, net ..............     73.0        0.5             41.9       0.4
                                  -------    -------          -------   -------

Income (loss) before income taxes    36.6        4.3             (6.6)      3.8
Provision  for (benefit from)
   income taxes ................        --         --               --        --
                                  --------   --------         --------  --------

Net income (loss) ..............     36.6%       4.3%            (6.6)%     3.8%
                                  ========   ========         ========  ========



 Sales

Telco sales are recognized upon shipment of the product to the customer less reserves for anticipated returns and bad debt or, in the case of Direct Marketing Services, non-retention of certain Services provided by the Telcos. Retail sales of MailStation are recognized upon activation of the E-mail service less reserves for anticipated returns and bad debt. Sales decreased 54% to $21.5 million in the second quarter of 2000 from $47.1 million in the second quarter of 1999.

     Sales from Direct to Telco and Direct Marketing Services Programs decreased to $12.5 and $1.4 million, respectively in the second quarter of 2000 from $34.0 and $5.7 million, respectively in the second quarter of 1999. Partially offsetting this decline was a slight increase in Fulfillment sales to $7.6 million in the second quarter of 2000 from $7.4 million in the second quarter of 1999. The decline in Direct to Telco sales was primarily due to SBC Communications, Inc. ("SBC")consolidation activities in the Telco Channel which resulted in customer delays in running promotional programs. In particular, the merger of Ameritech with SBC has resulted in significantly lower demand. The decline in Direct Marketing Services Programs for Network Feature Services on behalf of certain Telcos was a result of the Company electing not to participate in risky, low profit agency programs. The Company expects demand to increase slightly in the third quarter and more significantly in the fourth quarter as the consolidation is now complete.

         Unit sales of adjunct and phone products decreased in the second quarter of 2000 to 0.4 million and 0.1 million, respectively from 1.4 million and 0.2 million in the second quarter of 1999. Partially offsetting this decline was an increase in MailStation unit sales from zero in the second quarter of 1999 to approximately 42 thousand in the second quarter of 2000. The above adjunct and phone unit volume declines were due to decreased unit sales through both the Company's Direct to Telco sales channel and Direct Marketing Services due to reasons stated above.

     Adjunct and phone product sales decreased to 21% and 52%, respectively of dollar sales in the second quarter of 2000 from 43% and 57%, respectively of dollar sales in the second quarter of 1999. Partially offsetting this decline was an increase in MailStation sales to 27% of dollar sales in the second quarter of 2000.

         In addition to the volume declines mentioned above, the Company experienced an overall decline in average selling price. The average selling price of adjunct and phone products dropped 9% and 30%, respectively from the second quarter of 1999 to the second quarter of 2000 due to continued competitive pricing pressures as well as product and channel mix changes.

 Gross margin

         Cost of sales includes the cost of finished goods purchased from the Company's off-shore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales decreased to 19.7% in the second quarter of 2000 from 26.7% in the second quarter of 1999. This decrease was attributable to the decrease of Direct Marketing Service Programs that historically carried higher gross margins in addition to higher freight and re-work costs. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. For the remainder of 2000, the Company believes gross margins will range between 15% to 25%.

 Research and development expenses

     Research and development expenses consist of salaries for personnel, associated benefits, contracted engineering services, tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses decreased to $2.1 million in the quarter ended June 30, 2000 from $2.6 million in the second quarter of 1999. This decrease primarily resulted from lower spending on MailStation and telephone related development projects due to recent completion of the MailStation and CL991 project which incorporates paging and call screening in our high end cordless phones. Research and development expenses as a percentage of sales increased to 9.8% in the quarter ended June 30, 2000 from 5.6% in the same period of 1999. This increase was primarily due to the decrease in net revenue. The Company expects that research and development spending will increase somewhat as future projects in both the MailStation and cordless phone areas get to the more spending intensive phase as the products are brought to market.

 Selling and marketing expenses

         Selling and marketing expenses consist of personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased to $8.7 million in the quarter ended June 30, 2000, from $6.6 million in the comparable period of 1999. As a percentage of sales, selling and marketing expenses increased to 40.3% in the quarter ended June 30, 2000, from 14.0% in the same period of 1999. The above dollar increase was primarily due to increased marketing costs for the Company's MailStation marketing activities. The increase in percent was primarily due to reduced net revenues for the quarter in addition to increased marketing costs for the Company's MailStation marketing activities. The MailStation sales and marketing costs totaled $3.7 million in the second quarter of 2000 as compared to $0.1 million in the second quarter of 1999. This increase was partially offset by a decline in Direct Marketing Service programs for Network services. The Company anticipates that selling and marketing expenses both in absolute dollars and as a percentage of sales will increase significantly as the Company invests heavily in marketing programs to grow MailStation subscribers, slightly offset by planned reductions in Telco acquisition sales programs.

         Additionally, the Company entered into a relationship with Yahoo! that provides for co-branding of product and technical collaboration to allow MailStation subscribers access to Yahoo! Content and services. CIDCO's retail presence increased from 1,000 stores at the end of the first quarter to 2,000 at the end of June 2000.

         MailStation new subscriber growth for quarter ended June 30, 2000 was approximately 8,500 subscribers, which increased the total base to approximately 17,400 subscribers. The Company anticipates that the subscriber base will increase during the third quarter. The anticipated increase in subscribers is expected as a result of a national MailStation advertising campaign and the number of retail store fronts during the quarter.

 General and administrative expenses

         General and administrative expenses consist primarily of salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased to $1.3 million in the quarter ended June 30, 2000 from $1.5 million in the comparable period of 1999. As a percentage of sales, general and administrative expenses increased to 6.0% in the quarter ended June 30, 2000 from 3.3% in the comparable period of 1999. The decreases in dollars was due to lower finance expenses; the increase in percent was primarily driven by lower net revenues for the quarter. The Company believes that general and administrative expenditures will remain at approximately second quarter spending levels during the remainder of 2000.

Other Income

     Other income primarily consists of interest income earned on investments. Other income increased to $15.7 million in the quarter ended June 30,2000 from $0.2 million in the comparable period of 1999 primarily as a result of a gain of $15.4 million arising from the sale of our holding in Infogear Technology to Cisco systems, Inc. ("Cisco"). As a percentage of sales, other income increased to 73.0% in the quarter ended June 30, 2000 from 0.5% in the comparable period of 1999.

 Liquidity and capital resources

         The Company's cash and cash equivalents dropped by $12.2 million during the six months ended June 30, 2000. Cash generated by operating and financing activities amounted to $2.2 million and $0.6 million respectively which was offset by cash used in investing activities of $15.0 million. Cash generated by operating activities of $2.2 million consisted of depreciation expense of $2.2 million, a reduction in inventories and accounts receivable of $10.3 million and $2.4 million respectively and an increase in accrued liabilities of $1.6 million. Offsetting the above was a net loss of $2.5 million in addition to an increase in other current assets, other non-current assets and a decrease in accounts payable of $3.4 million, $1.2 million, and $7.2 million respectively.

     Additionally, Cisco completed the acquisition of InfoGear Technology on June 6, 2000. Approximately 245,000 shares of Cisco stock, valued at $15.4 million, were received by the Company for its 5% stake in InfoGear Technology. Upon the closing of their acquisition of InfoGear Technology, the gain, calculated on close, was recorded in other income. The value of the Cisco stock is reflected on the June 30, 2000 balance sheet in marketable securities. The Company is restricted from selling this stock until mid-August when Cisco reports its year-end results. The Company expects to liquidate the shares promptly after the restriction is removed.

         The Company had a working capital balance of $69.2 million as of June 30, 2000, as compared to $70.8 million at December 31, 1999. The Company's current ratio increased to 6.5 to 1, as of June 30, 2000, from 4.9 to 1, as of December 31, 1999. The decrease in working capital was due to a reduction in accounts receivable of $2.4 million, inventory of $10.3 million, and an increase in accrued liabilities of $1.6 million. Offsetting the above were increases in cash and short term investments and other current assets of $2.1 million and $3.4 million, respectively in addition to a decrease in accounts payable of $7.2 million.

     The Company has a line of credit for up to $15 million. Borrowings under the line bear interest at the bank's base rate and the interest is payable monthly. The bank's base rate was 9.5% per annum at June 30, 2000. Borrowings under the line are collateralized by the assets of the Company. As of June 30, 2000, the Company had not borrowed any funds under the line. The line is primarily used as security for letters of credit used to purchase inventory from international suppliers. During the quarter, the Company had violated two covenants related to its line of credit for which waivers were granted. There were no outstanding Letters of Credit secured by this line as of June 30, 2000.

         The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. In particular, the Company will invest in its infrastructure to refine and improve its Internet service provider and mail hosting capabilities and systems in support of its 1999 entry into the Internet appliance and service market. The Company believes its remaining 2000 capital expenditures will be approximately $2.5 million. The remaining 2000 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.

Factors That May Affect Future Results

 Dependence on Telco Services and Maturation of Market

         Approximately 52%, 27% and 21% of the Company's revenues in the quarter ended June 30, 2000 came from the Company's sales of Network Feature phones, adjuncts and MailStations, respectively. The Company's revenues for the quarter ended June 30, 1999 for Network Feature phones, adjuncts and MailStations were 57%, 43% and 0% respectively. The size of the overall market for Network Feature products and Services is a function of the total number of potential subscribers with Network Feature-enabled telephone lines and the rate of adoption of Network Feature Services, or the "penetration rate," among those subscribers. Customer adoption of Network Feature Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Network Feature Services, the perceived value of the Services to end users, including the extent to which other end users have also adopted Network Feature Services, and the end user cost for the Services. There can be no assurances that Telcos will continue to promote Network Feature Services, that one or more Network Feature Services will gain market acceptance or that, in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Network Feature Service has not been achieved for the entire United States market, one or more regional markets may become saturated. Further, the market for Network Feature adjunct products may be eroded as Network Feature functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Network Feature Services, whether due to reduced promotion of such Services by Telcos, competition, market saturation, price reduction, technological change or otherwise, will have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Network Feature Services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Direct Marketing Services arrangements to obtain incremental end user adoption of Network Feature Services increases, which may result in unfavorable pressures on the Company's profitability. Because of these reasons, the Company has elected, in most circumstances, not to aggressively pursue Direct Marketing Service arrangements and expects this trend to continue.

 Dependence on Telcos; Concentrated Customer Base

         A significant portion of the Company's revenues is derived from a small number of Telcos. During the quarter ended June 30, of 2000 and 1999, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 63% (three customers) and 81% (three customers), respectively. There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers where on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse affect on the Company's business, results of operations or financial condition.

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

 Fluctuations in Quarterly Revenues and Operating Results

         The Company has experienced in the past, and may experience in the future, significant fluctuations in sales and operating results from quarter to quarter as a result of a variety of factors, including the timing of orders for the Company's products from Telcos and other customers; the success of the Company's own direct marketing and advertising programs, in particular, deriving adequate sales volumes while controlling related costs; the addition or loss of distribution channels or outlets; the impact on adoption rates of changes in monthly end-user charges for Services; the timing and market acceptance of new product introductions by the Company or its competitors; increases in the cost of acquiring end-user customers for Services and the resulting effects on operating expenses; technical difficulties with Telco Networks; changes in the Company's product mix or sales mix by distribution channel that may affect sales prices, margins or both; technological difficulties and resource constraints encountered in developing, testing and introducing new products; uncertainties involved in the Company's entry into markets for new Services; disruption in sources of supply, manufacturing and product delivery; changes in material costs; regulatory changes; general economic conditions, competitive pressures, including reductions in average selling prices and resulting erosions of margins; and other factors. Accordingly, the Company's quarterly results are difficult to predict until the end of each particular quarter, and delays in product delivery or closing of expected sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels. Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

 Competition

         The telecommunications industry is an intensely competitive industry with several large vendors that develop and market Network Feature products. Certain of these vendors have significantly more financial and technical resources than the Company. The Company's competitors, in the Telco channel, include in-house divisions of the Company's current and potential customers, as well as companies offering specific services and large firms. In addition to U.S. companies, competitors for the Company's phone products include both large Asian and European consumer electronics companies and smaller Asian and European manufacturers. If the Company's existing customers perform directly the customer acquisition services currently undertaken by the Company through its Direct Marketing Services programs, or if potential customers retain or increase internal capabilities to provide such services, the Company's business, results of operation and financial condition could be adversely affected. The internet appliance business is an emerging business and new entrants are likely. Many of the Company's existing and prospective competitors are larger and have greater resources and experience in the retail channel than the Company. The introduction of new competitive products into one or more of the Company's various markets could have a material adverse effect on the Company's business, results of operations or financial condition.

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

Item 3        Quantitative and Qualitative Disclosure About Market Risk

         Management believes that the market risk associated with the Company's market risk sensitive instruments as of June 30, 2000 is not material, and therefore, disclosure is not required.

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

             None.

ITEM 5.      Other Information

             None.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                      See Index to Exhibits at page 20 below.

              (b) Reports on Form 8-K.
                      The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CIDCO INCORPORATED


August 14, 2000                      By: -----------------------------------
---------------                          Paul G. Locklin
     Date                                President and Chief Executive Officer
                                         Chairman of the Board of Directors

August 14, 2000
---------------                          ------------------------------------
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

(1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.
(2) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1997.
(4) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 1997.
(5) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended September 30, 1998.
(6) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1998.
(7) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.
(8) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999.
--------