Form 10-Q/A
period 2000-06-30
CIDCO INC
filed 2000-11-07
CIK 917639

2

===============================================================================

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

                Balance sheets at June 30, 2000
                   and December 31, 1999 ......................................3

                Statements of operations and comprehensive income (loss)
                   for the three and six months ended June 30, 2000 and 1999 ..4

                Statements of cash flows for the six months
                   ended June 30, 2000 and 1999 ...............................5

                Notes to financial statements .................................6

   ITEM 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .............10


SIGNATURES ...................................................................20

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
                                                    ==========      ==========

                               CIDCO INCORPORATED

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                (in thousands, except per share data; unaudited)

                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                  ------------------      -------------------
                                     2000      1999         2000        1999
                                  --------    ------      -------     -------

Sales                              $21,505   $47,101      $37,986    $94,303
Cost of sales ....................  17,268    34,508       32,424     69,546
                                   -------   -------      -------     -------

Gross margin .....................   4,237    12,593        5,562      24,757
                                   -------   -------      -------     -------
Operating expenses:
     Research and development ....   2,102     2,642        4,720       4,578
     Selling and marketing .......   8,658     6,593       16,577      13,925
     General and administrative ..   1,298     1,539        2,682       3,058
                                   -------   -------      -------     -------

                                    12,058    10,774       23,979      21,561
                                   -------   -------      -------     -------

Income (loss) from operations.....  (7,821)    1,819      (18,417)      3,196
Other income, net ................  15,701       230       15,917         395
                                   -------   -------      -------     -------
Income (loss) before income taxes    7,880     2,049       (2,500)      3,591
Provision for (benefit from)
   income taxes ..................      --        --           --          --
                                   -------   -------      -------     -------

Net income (loss) ................ $ 7,880   $ 2,049      $(2,500)   $  3,591
                                   =======   =======      =======    ========

Net earnings (loss) per
   share - basic ................. $  0.57   $  0.15      $ (0.18)   $   0.26
                                   =======   =======      =======    ========

Net earnings (loss) per
   share - diluted................ $  0.55   $  0.14      $ (0.18)   $   0.25
                                   =======   =======      =======     =======

Shares used in per-share
   calculation - basic ...........  13,873    13,409        13,842     13,584
                                    ======    ======        ======     ======

Shares used in per-share
   calculation - diluted..........  14,302    14,471        13,842     14,435
                                    ======    ======       =======     ======

Comprehensive income (loss):


Net income (loss)................. $ 7,880   $ 2,049      $ (2,500)  $  3,591

Change in unrealized gain (loss)
   on investments, net............     102       (21)          245        (69)
                                   -------     -------      -------    ------

Total comprehensive income (loss). $  7,982  $  2,028     $ (2,255)  $  3,522
                                     ======    =======      ======     ======

                               CIDCO INCORPORATED

                            STATEMENTS OF CASH FLOWS

                            (in thousands; unaudited)
                                                             Six months ended
                                                                 June 30,
                                                             ------------------
                                                               2000       1999
                                                             -------     ------
Cash flows provided by operating activities:

   Net income (loss) .................................... $  (2,500)  $   3,591
   Adjustments to reconcile net income to net cash from
     operating activities:
      Depreciation and amortization .....................     2,156       2,787
      Deferred taxes ....................................        --       1,490
      Gain on excnahge of securities ....................   (15,430)         --
      Changes in assets and liabilities:
       Accounts receivable ..............................     2,400       3,507
       Inventories ......................................    10,298       6,225
       Income tax refunds receivable ....................        --      18,367
       Other current assets .............................    (3,424)      1,288
       Other assets......................................    (1,232)       (129)
       Accounts payable .................................    (7,168)     (7,249)
       Accrued liabilities ..............................     1,641      (3,190)
                                                             -------     ------
          Net cash provided by operating activities ......  (13,259)     26,687
                                                             -------     -------
Cash flows from investing activities:

   Acquisition of property and equipment ................      (710)     (1,390)
   Sale (purchase) of short-term investments, net .......     1,172       5,220
                                                            -------     -------

     Net cash provided by (used in) investing activities        462       3,830
                                                            -------     -------
Cash flows from financing activities:
   Issuance of common stock..............................       553         178
   Purchase of treasury stock ...........................        --      (3,154)
                                                            -------    --------

     Net cash provided by (used in) financing activities        553      (2,976)
                                                            -------    --------
Net increase (decrease) in cash and cash equivalents ....   (12,244)     27,541
Cash and cash equivalents at beginning of period ........    29,323      12,349
                                                            -------     -------

Cash and cash equivalents at end of period .............. $  17,079   $  39,890
                                                            =======     =======

Supplemental disclosure of cash flow information:

   Issuance of warrants in connection with
      marketing agreement ............................... $   1,120   $      --
                                                             =======     =======
   Cash paid for income taxes ........................... $      --   $      --
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

   Revision of Financial Statements

        The Company has Restated its statement of cash flows for the six months ended June 30, 2000 to present the $15.4 million gain arising on the exchange of its investment in Infogear Technology for shares of Cisco Systems, Inc. as an operating cash outflow in order to reconcile net loss to net cash used in operating activities. This transaction had previously been shown as a purchase of short-term investments. This revision had no impact on net income
(loss)or on total shareholders' equity as previously reported.


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

   The components of inventory are as follows (in thousands):

                                              Jun. 30, 2000    Dec. 31, 1999
                                              -------------    -------------
     Inventories, net of reserves:
       Finished Goods ......................    $   12,244       $   22,283
       Raw Materials........................         3,146            3,405
                                                ----------       ----------
                                                $   15,390       $   25,688
                                                  ========         ========

Note 4.       Comprehensive Income (loss)

         The Company's comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on investments. Accumulated balances of unrealized gains and losses on investments are as follows:

   Balance December 31, 1998 .................... $       79
   Unrealized losses in the period, net .........        (69)
                                                       -----
   Balance June 30, 1999 ........................ $       10
                                                       ======

   Balance December 31, 1999 .................... $      (13)
   Unrealized gain in the period, net ...........        245
                                                       ------
   Balance June 30, 2000 ........................ $      232
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

Results of Operations

         The  following  table  sets  forth  for  the  periods  indicated,   the
percentage of sales represented by certain line items in the Company's income statement:

                                      Three months               Six months
                                     ended June 30,             ended June 30,
                                  -------------------         -----------------
                                     2000      1999             2000      1999
                                  -------    -------          -------   -------
Sales ..........................    100.0%     100.0%           100.0%    100.0%
Cost of sales ..................     80.3       73.3             85.4      73.8
                                  -------    -------          -------   -------

Gross margin ...................     19.7       26.7             14.6      26.2
                                  -------    -------          -------   -------
Operating expenses:
   Research and development ....      9.8        5.6             12.4       4.8
   Selling and marketing .......     40.3       14.0             43.6      14.8
   General and administrative ..      6.0        3.3              7.1       3.2
                                  -------    -------          -------   -------

                                     56.1       22.9             63.1      22.8
                                  -------    -------          -------   -------

Income (loss) from operations ..    (36.4)       3.8            (48.5)      3.4
Other income, net ..............     73.0        0.5             41.9       0.4
                                  -------    -------          -------   -------

Income (loss) before income taxes    36.6        4.3             (6.6)      3.8
Provision  for (benefit from)
   income taxes ................        --         --               --        --
                                  --------   --------         --------  --------

Net income (loss) ..............     36.6%       4.3%            (6.6)%     3.8%
                                  =======    ========         ========  ========



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

     Sales from Direct to Telco and Direct Marketing Services Programs decreased to $12.5 and $1.4 million, respectively in the second quarter of 2000 from $34.0 and $5.7 million, respectively in the second quarter of 1999. Partially offsetting this decline was a slight increase in Fulfillment sales to $7.6 million in the second quarter of 2000 from $7.4 million in the second quarter of 1999. The decline in Direct to Telco sales was primarily due to consolidation activities in the Telco Channel which resulted in customer delays in running promotional programs. In particular, the merger of Ameritech with SBC Communications, Inc. ("SBC") has resulted in significantly lower demand. The decline in Direct Marketing Services Programs for Network Feature Services on behalf of certain Telcos was a result of the Company electing not to participate in risky, low profit agency programs. The Company expects demand to increase slightly in the third quarter and more significantly in the fourth quarter as the consolidation is now complete.

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

 Research and development expenses

         Research and development expenses consist of salaries for personnel, associated benefits, contracted engineering services, tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses decreased to $2.1 million in the quarter ended June 30, 2000 from $2.6 million in the second quarter of 1999. This decrease primarily resulted from lower spending on MailStation and telephone related development projects due to recent completion the MailStation and CL991 project which incorporates paging and call screening in our high end cordless phones. Research and development expenses as a percentage of sales increased to 9.8% in the quarter ended June 30, 2000 from 5.6% in the same period of 1999. This increase was primarily due to the decrease in net revenue. The Company expects that research and development spending will increase somewhat as future projects in both the MailStation and cordless phone areas get to the more spending intensive phase as the products are brought to market.

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

 Liquidity and capital resources

     The Company's cash and cash equivalents dropped by $12.2 million during the six months ended June 30, 2000. Cash used by operating activities amounted to $13.3 million. Cash generated by investing and financing activities amounted to $0.5 million and and $0.6 million respectively. Cash used by operating activities of $13.3 million consisted of a net loss of $2.5 million in addition to an increase in gain on exchange of securities, other current assets, other non-current assets and a decrease in accounts payable of $15.4 million, $3.4 million, $1.2 million, and $7.2 million respectively. Offsetting the above was depreciation expense of $2.2 million, a reduction in inventories and accounts receivable of $10.3 million and $2.4 million respectively and an increase in accrued liabilities of $1.6 million.

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

                                     CIDCO INCORPORATED


November 3, 2000                      By:------------------------------------
---------------                          Paul G. Locklin
     Date                                President and Chief Executive Officer
                                         Chairman of the Board of Directors

Novebmer 3, 2000
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