Form 10-Q
period 2000-09-30
CIDCO INC
filed 2000-11-15
CIK 917639

===============================================================================

===============================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                                    YES         X             NO
                                       --------------

The number of shares outstanding of the Registrant's Common Stock on November 6, 2000 was 14,418,298.

                               CIDCO INCORPORATED

                                      INDEX

PART I.       FINANCIAL INFORMATION                                         Page
                                                                            ----

 ITEM 1.   Financial Statements:

          Balance sheets at September 30, 2000
             and December 31, 1999 ............................................3

          Statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 ..4

          Statements of cash flows for the nine months
             ended September 30, 2000 and 1999 ................................5

          Notes to financial statements .......................................6

 ITEM 2.   Management's Discussion and Analysis of

                   Financial Condition and Results of Operations ..............8

 ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...........18

PART II.      OTHER INFORMATION

 ITEM 1.      Legal Proceedings ..............................................18

 ITEM 2.      Changes in Securities ..........................................18

 ITEM 3.      Defaults Upon Senior Securities ................................18

 ITEM 4.      Submission of Matters to a Vote of Security Holders ............19

 ITEM 5.      Other Information ..............................................19

 ITEM 6.      Exhibits and Reports on Form 8-K ...............................19


SIGNATURES ...................................................................20

Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                               CIDCO INCORPORATED

                                 BALANCE SHEETS

                (in thousands, except per share data; unaudited)

                                                 September 30,     December 31,
                                                      2000             1999
                                                 ------------       ----------
ASSETS
Current assets:

   Cash and cash equivalents ....................   $   20,282      $   29,323
   Short-term investments .......................       11,215          10,547
   Accounts receivable, net of allowance
     for doubtful accounts of $281 and $1,127 ...       21,159          22,407
   Inventories ..................................       19,317          25,688
   Other current assets .........................       15,179           1,002
                                                    ----------      ----------

     Total current assets .......................       87,152          88,967
Property and equipment, net .....................        4,779           6,653
Other assets ....................................        2,858             711
                                                    ----------      ----------

                                                    $   94,789      $   96,331
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable..............................   $   14,923      $    9,412
   Accrued liabilities...........................       14,231           8,738
                                                    ----------      ----------

     Total current liabilities ..................       29,154          18,150
                                                    ----------      ----------
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares
     authorized 14,418 shares issued ............          144             144
  Treasury stock, at cost (472 and 675 shares) ..       (2,086)         (2,988)
   Additional paid-in capital ...................       90,035          88,916
   Accumulated deficit ..........................      (22,458)         (7,891)
                                                    ----------      ----------

     Total stockholders' equity .................       65,635          78,181
                                                    ----------      ----------

                                                    $   94,789      $   96,331
                                                    ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                (in thousands, except per share data; unaudited)

                                   Three months ended      Nine months ended
                                        Sept. 30,              Sept. 30,
                                    ------------------   ----------------------
                                       2000      1999      2000        1999
                                    --------  --------   -------     --------

Sales                             $  21,455  $ 36,862   $ 59,440    $ 31,165
Cost of sales ....................   16,053    26,196     48,476      95,742
                                    --------  --------   --------    --------

Gross margin .....................    5,402    10,666     10,964      35,423
                                    --------  --------   --------    --------
Operating expenses:
 Research and development ........    2,604     2,459      7,324       7,037
 Selling and marketing ...........   11,215     6,847     27,792      20,772
 General and administrative ......    1,329     1,319      4,011       4,377
                                    --------  --------   --------    --------

                                     15,148    10,625     39,127      32,186
                                    --------  --------   --------    --------

Income (loss) from operations.....   (9,746)       41    (28,163)      3,237
Other income (expense), net ......   (2,342)      473     13,574         867
                                    --------  --------   --------    --------
Net income (loss) ................$ (12,088) $    514   $(14,589)   $  4,104
                                   ========  ========   ========    ========

Net earnings (loss) per
    share - basic ................$   (0.87) $   0.04   $  (1.05)   $   0.30
                                   ========  ========   ========    ========

Net earnings (loss) per
    share - diluted...............$   (0.87) $   0.03   $  (1.05)   $   0.28
                                   ========= ========   ========    ========

Shares used in per-share
   calculation - basic ...........   13,899    13,553     13,861      13,574
                                   ========  ========   ========    ========

Shares used in per-share
   calculation - diluted..........   13,899    14,870     13,861      14,568
                                   ========  ========   ========    ========

Comprehensive income (loss):


Net income (loss).................$ (12,088) $    514   $(14,589)   $  4,104

Change in unrealized gain
(loss) on investments, net........       24       (19)       269         (88)
                                   --------    -------    ---------   ----------

Total comprehensive income (loss).$ (12,064) $    495   $(14,320)   $  4,016
                                   ========    =======  ========     ========

The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                            STATEMENTS OF CASH FLOWS

                            (in thousands; unaudited)
                                Nine months ended

                                                              September 30,
                                                          ---------------------
                                                              2000         1999
                                                            -------     --------

Cash flows provided by operating activities:

   Net income (loss) .................................... $ (14,589)  $   4,104
   Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization .....................     2,584       4,187
      Deferred taxes ....................................        --       1,490
      Gain on exchange of securities ....................   (15,430)         --

      Changes in assets and liabilities:
       Accounts receivable ..............................     1,248         866
       Inventories ......................................     6,371       1,436
       Income tax refunds receivable ....................        --      18,367
       Other current assets .............................   (14,177)        861
       Other assets......................................    (2,147)       (234)
       Accounts payable .................................     5,662      (1,610)
       Accrued liabilities ..............................     5,342      (3,289)
                                                          ---------    ---------

     Net cash provided by (used in)operating activities .   (25,136)     26,179
                                                          ---------    ---------
Cash flows from investing activities:

   Acquisition of property and equipment ................      (710)     (1,911)
   Sale of short-term investments, net ..................    14,493       1,574
                                                           ---------   ---------
     Net cash provided by (used in) investing activities.    13,783        (337)

Cash flows from financing activities:

   Issuance of common stock..............................     2,312         847
   Purchase of treasury stock ...........................        --      (3,155)
                                                          ---------   ---------
     Net cash provided by (used in) financing activities      2,312      (2,308)
                                                          ---------   ----------
Net increase (decrease) in cash and cash equivalents ....    (9,041)     23,534
Cash and cash equivalents at beginning of period ........    29,323      12,349
                                                          ---------   ---------

Cash and cash equivalents at end of period .............. $  20,282   $  35,883
                                                          =========   =========

Supplemental disclosure of cash flow information:
   Issuance of warrants in connection with
        marketing agreement ............................. $   1,120   $      --
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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions for FIN 44 prior to September 30, 2000 did not have a material impact on the financial statements. Management believes that the impact of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

     In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its fiscal year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its results of operations.

Note 3.        Inventories

         Inventories are stated at the lower of cost or market value, cost being determined using the standard cost method (which approximates first in, first out). The Company's inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

         The components of inventory are as follows (in thousands):

                                             Sept. 30, 2000    Dec. 31, 1999
                                             --------------    -------------
            Inventories, net of reserves:
              Finished Goods ...............    $   14,136       $   22,283
              Raw Materials.................         5,181            3,405
                                                ----------       ----------
                                                $   19,317       $   25,688
                                                ==========       ==========

Note 4.       Comprehensive Income (loss)

         The Company's comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on investments. Accumulated balances of unrealized gains and losses on investments are as follows:

              Balance December 31, 1998 ...................     $       79
              Unrealized losses in the period, net ........            (88))
                                                                -----------
              Balance September 30, 1999 ..................     $       (9)
                                                                 ==========

              Balance December 31, 1999 ...................     $      (13)
              Unrealized gain in the period, net ..........            269
                                                                ----------
              Balance September 30, 2000 ..................     $      256
                                                                 =========

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

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                Three Months ended            Nine months ended
                                    September 30,                 September 30,
                              --------------------------  --------------------
                                    2000         1999       2000      1999
                               -----------  -----------   --------- ---------
Net income (loss) used
 to compute earnings per
 common share ................ $ (12,088)  $     514    $ (14,589)$     4,104
                               =========   =========    =========    ========
Denominator used to
 compute basic earnings (loss)
 per common share ............    13,899      13,553       13,861      13,574
Effect of dilutive

 securities (1) ..............        --       1,317           --         994
                               ---------   ---------    ---------   ---------
Denominator used to
 compute diluted earnings
 (loss) per common share .....    13,899      14,870       13,861      14,568
                               =========   =========    =========   =========
Basic earnings (loss)
 per share ................... $   (0.87)  $    0.04    $   (1.05)$      0.30
                               ==========  =========    =========   =========
Diluted earnings (loss)
 per share ................... $   (0.87)  $    0.03    $   (1.05)$      0.28
                               ==========  =========    =========   =========


(1) Stock options and warrants to purchase 1,276,304 shares of common stock priced at $ 4.13 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter ended September 30, 2000. Stock options to purchase 1,930,467 shares of common stock priced at $1.88 to $24.95 per share were excluded because their inclusion would be anti-dilutive for the quarter ended September 30, 1999.

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

Summarized financial information by groups of similar products and services is as follows (in thousands):

                    Three Months ended Sept. 30,   Nine months ended Sept. 30,
                    ----------------------------   ---------------------------

                            2000          1999           2000          1999
                         -----------   ----------    -----------   ----------
Telephony Products..     $    19,705   $31,494       $    51,177     $125,797
Internet Devices....           1,750       5,368           8,263        5,368
                         -----------   ---------     -----------   -----------
Total sales.........     $    21,455   $36,862       $    59,440     $131,165
                         ===========   =========     ===========   ===========


Note 7        Telephony Business Asset Sale

     On September 18, 2000, we entered into a definitive agreement to sell certain assets related to our telephony business unit to a newly formed entity, CIDCO Communications, LLC ("Buyer"), controlled by technology investor, David Lee. The Buyer will pay CIDCO Inc. $5.0 million in cash at closing and CIDCO Inc. will retain all cash and accounts receivable in the telephony business. Buyer will make certain inventory and royalty payments to CIDCO Inc. after the closing. CIDCO Inc. estimates the total value of the transaction to be between $15 million and $20 million. The sale is subject to regulatory and stockholder approval and other customary conditions, and is expected to close during December 2000. We have scheduled a special stockholder meeting for December 8, 2000 to obtain the necessary stockholder approval.

1. MailStation is a trademark of CIDCO Corporation

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

         Historically, the Company's primary sales and distribution channels have been Direct Marketing Services, Fulfillment, Direct to Telco, and, to a lesser extent, international accounts, Retail, and OEM customers. Direct Marketing Services programs are sales campaigns run by the Company involving the use of consumer mailings and telemarketing to sell Services for the Telcos which utilize the Company's products. As part of these programs the Company, acting as the Telco's "agent," generates an order for Services, such as Caller ID, and then ships on the Telco's behalf an adjunct product or a phone product to each customer "acquired" through the campaign. Fulfillment sales occur when the Company receives an order and ships the requested product directly to the customer. In the case of Fulfillment sales, the Telcos generate orders by performing the marketing activities themselves rather than retaining the Company to perform such services, as in Direct Marketing Services programs. Direct Marketing Services sales totaled 5% and 37% of sales for the quarter ended September 30, of 2000 and 1999, respectively. Fulfillment sales accounted for 1%, and 14% of sales for the quarter ended September 30, of 2000 and 1999, respectively. Direct to Telco sales accounted for 94% and 49% of sales for the quarter ended September 30, of 2000 and 1999, respectively.

         As a result of lower level Telco promotional activity in the fourth quarter of 1999 and the anticipation that Telco demand will remain soft through the fourth quarter of 2000, the Company resized its Telco business to match an estimated quarterly break-even point of approximately $20 million in revenue which the Company may or may not achieve in any quarter. The Company began to realize the benefit from such resizing during the second quarter of 2000.

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

Results of Operations

         The  following  table  sets  forth  for  the  periods  indicated,   the
percentage of sales represented by certain line items in the Company's income statement:

                                    Three months ended        Nine months ended
                                        Sept. 30,                  Sept. 30,
                                     ------------------      -------------------
                                       2000       1999       2000        1999
                                      ------     ------    -------     -------
Sales ..............................   100.0%    100.0%      100.0%      100.0%
Cost of sales ......................    74.8      71.1        81.6        73.0
                                     -------   -------     -------     -------

Gross margin .......................    25.2      28.9        18.4        27.0
                                     -------   -------     -------     -------
Operating expenses:
   Research and development ........    12.1       6.6        12.3         5.4
   Selling and marketing ...........    52.3      18.6        46.8        15.8
   General and administrative ......     6.2       3.6         6.7         3.3
                                     -------   -------     -------     -------

                                        70.6      28.8        65.8        24.5
                                     -------   -------     -------     -------

Income (loss) from operations ......   (45.4)      0.1       (47.4)        2.5
Other income (expense), net ........   (10.9)      1.3        22.9         0.6
                                     --------  -------     -------     -------

Net income (loss) ..................   (56.3)%     1.4%      (24.5)%       3.1%
                                     ========  =======     =======     =======



 Sales

         Telco sales are recognized upon shipment of the product to the customer less reserves for anticipated returns and bad debt or, in the case of Direct Marketing Services, non-retention of certain Services provided by the Telcos. Retail sales of MailStation are recognized upon activation of the E-mail service less reserves for anticipated returns and bad debt.

     Sales decreased 42% to $21.5 million in the third quarter of 2000 from $36.9 million in the third quarter of 1999. Sales from Direct to Telco increased to $20.3 in the third quarter of 2000 from $18.1 in the third quarter of 1999. Offsetting this increase was a decline in Direct Marketing Services Programs, Fulfillment sales and MailStation sales to $1.1 million, $0.1 million, and $1.8 million respectively in the third quarter of 2000 from $13.6 million, $5.1 million, and $5.4 million respectively in the third quarter of 1999. The decline in Direct Marketing Services Programs and Fulfillment sales was primarily due to SBC Communications, Inc. ("SBC") consolidation which resulted in customer delays in running promotional programs. In particular, the merger of Ameritech with SBC has resulted in significantly lower demand. Additionally, the decline in Direct Marketing Services Programs for Network Feature Services on behalf of certain Telcos was a result of the Company electing not to participate in risky, low profit agency programs. The MailStation sale's decline was due to a large, hardware only, international shipment made in the third quarter of 1999. Retail hardware and service sales for the MailStation increased to $1.7 million in the third quarter of 2000. There were no retail hardware and services sales during the same quarter a year ago. The Company expects the Telco demand to increase slightly in the fourth quarter 2000 as the consolidation is now complete and expects the MailStation hardware and service sales to increase in the fourth quarter 2000.

     Unit sales of adjunct products decreased in the third quarter of 2000 to 198,000 from 519,000 in the third quarter of 1999 while unit sales of phone products increased to 229,000 in the third quarter of 2000, compared to 199 thousand in the third quarter of 1999. The adjunct unit volume decline was due to decreased unit sales through both the Company's Direct to Telco sales channel and Direct Marketing Services due to reasons stated above. The MailStation retail unit shipments for the third quarter of 2000 increased to 45,000 compared to zero for the same quarter the previous year as the company expanded its retail storefront presence from 80 to over 12,500.

         Adjunct  and  MailStation   product  sales  decreased  to  9%  and  8%,
respectively of dollar sales in the third quarter of 2000 from 24% and 15%, respectively of dollar sales in the third quarter of 1999. The reduction in adjunct sales was primarily due to a shift in cordless phone sales that offer a richer selection of Network Feature services. The MailStation decline was due to a large international shipment during the third quarter of 1999 which was partially offset by increased retail sales. Partially offsetting this decline was an increase in phone sales to 83% of dollar sales in the third quarter of 2000 compared to 61% in the third quarter of 1999.

         In addition to the volume declines mentioned above, the Company experienced an overall decline in average selling price. The average selling price of adjunct and phone products dropped 46% and 31%, respectively from the third quarter of 1999 to the third quarter of 2000 due to continued competitive pricing pressures as well as product and channel mix changes.

 Gross margin

         Cost of sales includes the cost of finished goods purchased from the Company's off-shore contract manufacturers, costs associated with procuring and warehousing the Company's inventory and royalties payable on licensed technology used in the Company's products. Gross margin as a percentage of sales decreased to 25.2% in the third quarter of 2000 from 28.9% in the third quarter of 1999. This decrease was attributable to the decrease of Direct Marketing Service Programs that historically carried higher gross margins in addition to price reductions. The Company expects gross margins to vary in the future due to changes in sales mix by distribution channel and product mix. For the remainder of 2000, the Company believes gross margins will range between 15% to 25%.

 Research and development expenses

         Research and development expenses consist of salaries for personnel, associated benefits, contracted engineering services, tooling and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments for tooling. Research and development expenses increased to $2.6 million in the quarter ended September 30, 2000 from $2.5 million in the third quarter of 1999. This increase primarily resulted from higher spending on MailStation development projects related to new product introductions slated for introduction in the first half of year 2001. Research and development expenses as a percentage of sales increased to 12.1% in the quarter ended September 30, 2000 from 6.7% in the same period of 1999. This increase was primarily due to the decrease in net revenue. The Company expects that research and development spending will increase somewhat in absolute dollars as future projects in the MailStation area get to the more spending intensive phase as the products are brought to market.

 Selling and marketing expenses

         Selling and marketing expenses consist of personnel costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased to $11.2 million in the quarter ended September 30, 2000, from $6.8 million in the comparable period of 1999. As a percentage of sales, selling and marketing expenses increased to 52.3% in the quarter ended September 30, 2000, from 18.6% in the same period of 1999. The above dollar increase was primarily due to increased marketing costs for the Company's MailStation marketing activities. The increase in percent was due to a combination of reduced net revenues for the quarter and increased marketing costs for the Company's MailStation marketing activities. The MailStation sales and marketing costs totaled $6.6 million in the third quarter of 2000 as compared to $0.1 million in the third quarter of 1999. This increase was partially offset by a decline in Direct Marketing Service programs for Network services. The Company anticipates that selling and marketing expenses both in absolute dollars and as a percentage of sales will increase significantly as the Company invests heavily in marketing programs to grow MailStation subscribers, slightly offset by planned reductions in Telco acquisition sales programs.

         Additionally, the Company entered into a relationship with Yahoo! that provides for co-branding of product and technical collaboration to allow MailStation subscribers access to Yahoo! Content and services. CIDCO's retail presence increased from 2,000 stores at the end of the second quarter to 12,500 at the end of September 2000.

         MailStation new subscriber growth for quarter ended September 30, 2000 was approximately 19,400 subscribers, which increased the total base to approximately 36,800 subscribers. The Company anticipates that the subscriber base will increase during the fourth quarter. The anticipated increase in subscribers is expected as a result of a national MailStation advertising campaign and the increase in the number of retail store fronts during the quarter.

 General and administrative expenses

         General and administrative expenses consist primarily of salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses remained flat at $1.3 million compared to the same quarter a year ago. As a percentage of sales, general and administrative expenses increased to 6.2% in the quarter ended September 30, 2000 from 3.6% in the comparable period of 1999. The increase in percent was primarily driven by lower net revenues for the quarter. The Company believes that general and administrative expenditures will remain at approximately third quarter spending levels during the remainder of 2000.

Other Income

         Other income primarily consists of realized gains or (losses) on investments, interest income earned on investments and extra ordinary income/expense. Other expense amounted to $2.3 million in the quarter ended September 30,2000 compared to other income of $0.5 million for the same period in 1999. The other income change was due to a $2.0 million patent infringement settlement with Active Voice Corporation in addition to a realized loss on the sale of Cisco systems, Inc. ("Cisco") stock. Partially offsetting the above expenses was interest income earned of $0.2 million. As a percentage of sales, other expense increased to 10.9% in the quarter ended September 30, 2000 compared to other income of 1.3% in the comparable period of 1999.

 Liquidity and capital resources

     The Company's cash and cash equivalents declined by $9.0 million during the nine months ended September 30, 2000. Cash used by operating activities amounted to $25.1 million and was offset by cash generated by investing and financing activities of $13.8 million and $2.3 million respectively. Cash used by operating activities of $25.1 million consisted of net loss of $14.6 million, an increase in gain on exchange of securities, other current assets and other assets of $15.4 million, $14.2 million and $2.1 million respectively. Offsetting the above was depreciation expense of $2.6 million, reduction in accounts receivable and inventories of $1.2 million and $6.4 million respectively in addition to an increase in accounts payable and accrued liabilities of $5.7 million and $5.3 million respectively.

     Additionally, Cisco completed the acquisition of InfoGear Technology on June 6, 2000. Approximately 245,000 shares of Cisco stock, valued at $15.4 million, were received by the Company for its 5% stake in InfoGear Technology. Upon the closing of their acquisition of InfoGear Technology, the gain, calculated on close, was recorded in other income. Subsequently, the Company liquidated 220,616 shares during the period ending September 30, 2000 and realized a net loss on the sale of $0.6 million. The value of the remaining 24,384 shares is reflected on the September 30, 2000 balance sheet in short-term investments.

         The Company had a working capital balance of $58.0 million as of September 30, 2000, as compared to $70.8 million at December 31, 1999 for a net decrease of $12.8 million. The Company's current ratio decreased to 2.9 to 1, as of September 30, 2000, from 4.9 to 1, as of December 31, 1999. The decrease in working capital was due to a reduction in cash and short-term investments of $8.4 million, accounts receivable of $1.2 million, inventory of $6.4 million, an increase in accounts payable of $5.5 million and accrued liabilities of $5.5 million. Offsetting the above was an increases other current assets of $14.2 million.

     The Company has received an extension on a line of credit for up to $15 million and is currently in the process of negotiating a new line of credit. The extension of the line,which is secured by cash, is primarily used for letters of credit used to purchase inventory from international suppliers.

     On September 18, 2000, we entered into a definitive acquisition to sell certain assets related to our telephony business unit to a newly formed entity, CIDCO Communications, LLC ("Buyer"), controlled by technology investor, David Lee. The Buyer will pay CIDCO Inc. $5.0 million in cash at closing and CIDCO Inc. will retain all cash and accounts receivable in the telephony business. Buyer will make certain inventory and royalty payments to CIDCO Inc. after the closing. CIDCO Inc. estimates the total value of the transaction to be between $15 million and $20 million. The sale is subject to regulatory and stockholder approval and other customary conditions, and is expected to close during December 2000. We have scheduled a special stockholder meeting for December 8, 2000 to obtain the necessary stockholder approval.

         The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. In particular, the Company will invest in its infrastructure to refine and improve its Internet service provider and mail hosting capabilities and systems in support of its 1999 entry into the Internet appliance and service market. The Company believes its remaining 2000 capital expenditures will be approximately $1.2 million. The remaining 2000 capital expenditures are expected to be funded from available working capital. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next twelve months.

Factors That May Affect Future Results

RisksRelated to the Telephony Business Asset Sale

         We have recently announced that we have entered into a definitive agreement to sell the assets of our telephony business unit to a newly formed company. The sale is subject to risks including our ability to obtain regulatory and stockholder approval and the satisfaction of other conditions. If the sale is not consummated, we may be subject to the risk of a decline in our stock price to the extent that the current market price reflects an assumption that the sale will be consummated. If the sale of the telephony business unit is approved, we will face a number of risks, including risks related to the sale of our primary revenue producing assets, the limited revenues and operating history of our internet appliance business, risks related to our ability to sustain or accelerate subscriber growth and recurring revenue, our dependence on a single product, our need to develop and sustain successful relationships with content, email hosting and internet service providers, our reliance on a third party manufacturer as sole source for production of our products, the market acceptance of internet appliance products generally, our ability to effectively develop our brand and develop our retail distribution channel, our ability to compete effectively in the internet appliance industry, and our obligation to indemnify the buyer in certain circumstances under the purchase and sale agreement. We cannot assure you that the sale will close, or, if it closes, that the business strategy on which it is predicated will be successful.

 Dependence on Telco Services and Maturation of Market

         Approximately 83%, 9% and 8% of the Company's revenues in the quarter ended September 30, 2000 came from the Company's sales of Network Feature phones, adjuncts and MailStations, respectively. The Company's revenues for the quarter ended September 30, 1999 for Network Feature phones, adjuncts and MailStations were 61%, 24% and 15% respectively. The size of the overall market for Network Feature products and Services is a function of the total number of potential subscribers with Network Feature-enabled telephone lines and the rate of adoption of Network Feature Services, or the "penetration rate," among those subscribers. Customer adoption of Network Feature Services has been in the past, and likely will be in the future, dependent on a variety of factors, including the rate at which Telcos from time-to-time elect to promote Network Feature Services, the perceived value of the Services to end users, including the extent to which other end users have also adopted Network Feature Services, and the end user cost for the Services. There can be no assurances that Telcos will continue to promote Network Feature Services, that one or more Network Feature Services will gain market acceptance or that, in areas where the Services are accepted, those markets will not become saturated. In addition, even if peak market penetration for Network Feature Service has not been achieved for the entire United States market, one or more regional markets may become saturated. Further, the market for Network Feature adjunct products may be eroded as Network Feature functionality is designed into competitively priced phone products as a standard feature. Declines in demand for or revenues from Network Feature Services, whether due to reduced promotion of such Services by Telcos, competition, market saturation, price reduction, technological change or otherwise, will have a material adverse affect on the Company's business, operating results or financial condition. In addition, as penetration rates for adoption of Network Feature Services increase towards projected saturation levels, the expenses, or "cost per order," the Company must incur in its Direct Marketing Services arrangements to obtain incremental end user adoption of Network Feature Services increases, which may result in unfavorable pressures on the Company's profitability. Because of these reasons, the Company has elected, in most circumstances, not to aggressively pursue Direct Marketing Service arrangements and expects this trend to continue.

 Dependence on Telcos; Concentrated Customer Base

         A significant portion of the Company's revenues is derived from a small number of Telcos. During the quarter ended September 30, of 2000 and 1999, the percentage of revenue derived by the Company from its significant (greater than 10% of total sales) customers was 79% (two customers) and 71% (four customers), respectively. There can be no assurance that the Company will retain its current Telco customers or that it will be able to attract additional customers. The Company generally does not enter into long term contracts with its Telco or other customers where on-going minimum purchases are required. Moreover, the arrangements are typically both nonexclusive and terminable at will following a specified notice period, generally 20 to 60 days. In addition, these Telco customers may have significant leverage over the Company and may try to obtain terms relatively favorable to the customer and/or subsequently change the terms, including pricing, on which the Company and such customers do business. If the Company is forced to accept such terms and/or change the terms, including pricing, on which it does business, the Company's operating margins may decline and such decline may have a material adverse affect on the Company's business, results of operations or financial condition.

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

Item 3        Quantitative and Qualitative Disclosure About Market Risk

         Management believes that the market risk associated with the Company's market risk sensitive instruments as of September 30, 2000 is not material, and therefore, disclosure is not required.

PART II.      OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On April 1, 1999, the Company filed a complaint against Active Voice Corporation in U.S. District Court primarily seeking a Declaratory Judgment of non-infringement and invalidity of U.S. Patent No. 5,327,493 involving detection of tones, and secondarily for patent misuse and unfair competition. Active Voice counter-claimed for infringement of U.S. Patent No. 5,327,493, and the Company amended its complaint to include infringement by Active Voice of the Company's U.S. Patent No. 4,366,348 involving Caller ID technology. On September 29, 2000, a $2.0 million settlement was reached with Active Voice Corporation which covers all past and future shipment of product that uses the Active Voice patent.
         In the ordinary course of business, the Company may be involved in other legal proceedings. As of the date hereof, the Company is not a party to any other pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 2.      Changes In Securities

             None.

ITEM 3.      Defaults Upon Senior Securities

             None.

ITEM 4.      Submission of Matters to a Vote of Security Holders

             None.

ITEM 5.      Other Information

             None.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                      See Index to Exhibits at page 20 below.

              (b) Reports on Form 8-K.
                      The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CIDCO INCORPORATED

November 14, 2000                 By: ------------------------------------
     Date                             Paul G. Locklin
                                      President and Chief Executive Officer
                                      Chairman of the Board of Directors

November 14, 2000                     ------------------------------------
     Date                             Richard D. Kent
                                      Chief Financial Officer, Chief Operations
                                      Officer, Chief Accounting Officer and
                                      Corporate Secretary

                               CIDCO INCORPORATED

                                Index to Exhibits

Exhibits                                                                    Page
      2.1       Telephony Business Asset Purchase Agreement                    1
      3.1       Amended and Restated Certificate of Incorporation. (1)        --
      3.2       Second Amended and Restated By-laws of CIDCO Incorporated
                  dated January 26, 1999. (6)                                 --
      4.1       Amended and Restated Loan and Security Agreement
                  dated March 29, 1999 between Registrant and
                  Comerica Bank-California. (7)                               --
      4.2       Rights Agreement dated as of January 27, 1997,
                  between the Registrant and United States Trust
                  Company of New York, as Rights Agent. (3)                   --
     10.4       Patent License Agreement dated as of May 1, 1989
                  between the Registrant and American Telephone
                  and Telegraph Company. (1)                                  --
     10.5       Form of Indemnification Agreement. (1)                        --
     10.17      Sublease dated Nov. 18, 1994, between Thoits Bros.
                  and the Registrant for 180 Cochrane Circle. (2)             --
     10.18      Lease dated Nov. 1, 1994, between Thoits Bros.,
                  Inc. and the Registrant for 105 Cochrane Circle,
                  Units A, B, C, D, and E. (2)                                --
     10.20      Registrant's 1994 Directors' Stock Option Plan. (2)           --
     10.24      Employment Agreement dated June 28, 1996 between
                  Registrant and Ian Laing. (4)                               --
     10.30      Registrant's Second Amended and Restated 1993
                  Stock Option Plan. (5)                                      --
     10.31      Registrant's Amended and Restated 1998
                  Stock Option Plan. (5)                                      --
     10.32      Employment Agreement dated June 1, 1998 between
                  Registrant and Richard D. Kent. (5)                         --
     10.33      Employment Termination Agreement dated Nov. 12,
                  1998 between Registrant and Daniel L. Eilers. (5)           --
     10.33      Employment Termination Agreement dated Nov. 12,
                  1998 between Registrant and Daniel L. Eilers. (5)           --
     10.34      Employment Agreement dated Nov. 12, 1998 between
                  Registrant and Paul G. Locklin. (6)                         --
     10.35      Employment Agreement dated Sept. 30, 1994 between
                  Registrant and Timothy J. Dooley. (6)                       --
     10.36      Separation Agreement dated Sept. 20, 1998 between
                   Registrant and Marv Tseu.                                  --
     10.37      Separation Agreement dated Sept. 20, 1998 between
                   Registrant and Jim Hindmarch. (6)                          --
     10.38      Separation Agreement dated Nov. 20, 1998 between
                   Registrant and Ho Leung Cheung(6)                          --
     10.39      Employment Agreement dated June 5, 1998 between
                   Registrant and William A. Sole. (7)                        --
     10.40      Registrant's 1999 Employee Stock Purchase Plan (8)            --

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

================================================================================


                            ASSET PURCHASE AGREEMENT

                                 by and between

                           CIDCO Communications, LLC,

                      a Delaware limited liability company;


                                 on the one hand

                                       and

                               CIDCO Incorporated,

                             a Delaware corporation;

                               on the other hand.


                         -------------------------------

                         Dated as of September 14, 2000

                         -------------------------------



================================================================================


===============================================================================

                            ASSET PURCHASE AGREEMENT

                            ------------------------

THIS ASSET PURCHASE AGREEMENT (this "Agreement") is entered into as of September 14, 2000, by and between CIDCO Communications, LLC, a Delaware limited liability company ("Purchaser") on the one hand, and CIDCO Incorporated, a Delaware corporation ("Seller") on the other hand.

                                    RECITALS

                                    --------

     A. Seller is engaged in the business of providing telephony products and services through Regional Bell Operating Companies and independent telephone operating companies to end users (excluding the Excluded Assets, as defined below, the "Telephony Business").

     B. Seller desires to sell to Purchaser and Purchaser desires to acquire from Seller substantially all of the assets, and Seller desires Purchaser to assume and Purchaser desires to assume certain specified liabilities, related to the Telephony Business, in accordance with the terms hereof (the "Transaction").

     NOW, THEREFORE, in consideration of the representations, warranties and covenants herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

Article I.

                                   DEFINITIONS

         As used in this Agreement, the following terms shall have the meanings set forth or referenced below:

     1.1. "Acquisition" shall mean any transaction or series of transactions involving:

     (a) any merger, consolidation, share exchange, business combination, issuance of securities, acquisition of securities, tender offer, exchange offer or other similar transaction (i) in which Seller is a constituent corporation, (ii) in which a Person or "group" (as defined in the Exchange Act and the rules promulgated thereunder) of Persons directly or indirectly acquires beneficial or record ownership of securities representing more than 50% of the outstanding securities of any class of voting securities of Seller, or (iii) in which Seller issues securities representing more than 50% of the outstanding securities of any class of voting securities of Seller;

     (b) any sale (other than in the ordinary course of business), lease (other than in the ordinary course of business), exchange, transfer (other than in the ordinary course of business), license (other than nonexclusive licenses in the ordinary course of business), acquisition or disposition (other than in the ordinary course of business) of any business or businesses or assets that constitute or account for 50% or more of the consolidated net revenues, net income or assets of Seller; or

     (c)  any liquidation or dissolution of Seller.

     1.2. "Acquisition Proposal" shall mean any offer, proposal, inquiry or indication of interest (other than an offer, proposal, inquiry or indication of interest by Purchaser) contemplating or otherwise relating to any Acquisition.

     1.3. "Affiliate" shall mean a Person that directly or indirectly, through one or more intermediaries, is controlled by, or is under common control with another Person.

     1.4. "Assumed Contracts" shall mean only those Contracts listed on Schedule
          4.9 which rights and obligations Seller will assign and Purchaser will assume as of the Closing Date, as such schedule may be updated through the Closing Date, subject to Purchaser's consent (not to be unreasonably withheld) to include Contracts entered into in the ordinary course of business or otherwise as agreed between the parties.

     1.5. "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.


     1.6.  "Confidentiality  Agreement"  shall  have the  meaning  set  forth in
            Section 8.1.
     1.7. "Contracts" shall mean all those contracts and arrangements relating to the Telephony Business listed on Schedule 4.9.

     1.8. "Encumbrances" shall mean any and all restrictions on or conditions to transfer or assignment, claims, liabilities, liens, pledges, mortgages, restrictions, and encumbrances of any kind, whether accrued, absolute, contingent or otherwise affecting the Assets.

     1.9. "Excluded  Assets" shall mean the following assets of Seller as of the
          Closing: (a) all cash and cash equivalents, (b) all bank accounts, (c) all accounts receivable, (d) Intellectual Property other than the Transferred Intellectual Property, (e) all assets used in or related to Seller's business of designing, manufacturing, marketing and selling Internet appliances and providing related services (the "Mailstation Business"), (f) prepaid assets and (g) such other assets, rights or properties of Seller not expressly included in the Assets.

     1.10."GAAP" shall mean generally accepted accounting principles, as in effect in the United States from time to time, as supplemented by Regulation S-X as promulgated by the United States Securities and Exchange Commission, as in effect from time to time, consistently applied.

     1.11."Governmental Entity" shall mean any court, or any federal, state, municipal, provincial or other governmental authority, department, commission, board, service, agency, political subdivision or other instrumentality.

     1.12."Intangibles" shall mean guarantees, rights, warranties, defenses and claims, choses in action, causes of action, demands, rights of recovery, suits, covenants not to compete and other rights in favor of Seller relating to the Assets, the Assumed Liabilities or the Telephony Business, excluding Intellectual Property.

     1.13."Inventory"  shall mean the inventory,  including  consumables,  parts
          (including retainable parts), materials, and spares, wherever located, owned, primarily employed or held for sale to customers in the conduct of the Telephony Business, as identified on Schedule 1.13, as the same may be updated or revised by Seller as of the Closing Date.

     1.14."Knowledge" or "Known" shall mean the current actual knowledge of any of the officers or directors of a Person.

     1.15."Laws or Decrees" shall mean all applicable federal, state, provincial and local laws, ordinances, rules, statutes, regulations and all orders, writs, injunctions, awards, judgments or decrees.

     1.16."Liability" shall mean any direct or indirect liability, indebtedness, obligation, guarantee or endorsement, whether known or unknown, whether accrued or unaccrued, whether absolute or contingent, whether due or to become due, or whether liquidated or unliquidated.

     1.17."Material Adverse Change" shall mean any change (i) that is or is reasonably likely to be materially adverse to the Assets, the Assumed Liabilities, or the results of operations or financial condition of the Telephony Business or (ii) that materially impairs the ability of Purchaser to perform its obligations hereunder or to consummate the Transaction, provided, however, that (a) any failure by Seller to meet published revenue or earnings projections; or (b) any change, event or effect attributable or relating to conditions affecting Seller's industry, the U.S. economy as a whole or the foreign economy in locations where Seller has material operations or sales shall not constitute a Material Adverse Change.

     1.18."Material Adverse Effect" shall mean any effect (i) that is or is reasonably likely to be materially adverse to the Assets, the Assumed Liabilities, or the results of operations or financial condition of the Telephony Business or (ii) that materially impairs the ability of Purchaser to perform its obligations hereunder or to consummater the Transaction, provided, however, that (a) any failure by Seller to meet published revenue or earnings projections; or (b) any change, event or effect attributable or relating to conditions affecting Seller's industry, the U.S. economy as a whole or the foreign economy in locations where Seller has material operations or sales shall not constitute a Material Adverse Effect.

     1.19."Permits"  shall mean any and all licenses,  permits,  authorizations, certificates, franchises, variances, waivers, consents and other approvals from any Governmental Entity relating to the Telephony Business, the Assets or the Assumed Liabilities. Schedule 1.19 contains a complete list of Permits held by Seller relating to the Telephony Business, the date of expiration of each such Permit, and whether each such Permit is transferable.

     1.20."Permitted   Encumbrances"   shall  mean  (a)  easements,   covenants,
          rights-of-way or other similar restrictions and imperfections of title, (b) liens for taxes not yet due and payable, and (c) liens described in Schedule 1.20.

     1.21."Person" shall mean an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization or a Governmental Entity.

     1.22."Proxy Statement" shall mean the proxy statement/prospectus to be sent to Seller's stockholders in connection with the Seller Stockholder's Meeting.

     1.23."Tangible Assets" shall mean the tangible assets, equipment and other fixed assets, including all tooling, aids, manuals, schematics, diagnostics and machinery listed on Schedule 1.23.

     1.24."Tax"  shall mean any  federal,  provincial,  territorial,  local,  or foreign income, profits, gross receipts, capital gains taxes, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, business license, occupation, value added, goods and service, alternative or add-on minimum, estimated, or other tax or governmental charge of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not, relating to the Assets or the Telephony Business.

     1.25."Tax Return" shall mean any return, declaration, report, estimates, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof, covering or relating to the Assets or the Telephony Business.

     1.26."Telephony Business Records" shall mean any and all books, records, files, drawings, documentation, data or information that have been or now are used in or with respect to, in connection with or otherwise relating to the Telephony Business, the Assets or the Assumed Liabilities.

     1.27."Transferred Intellectual Property" shall mean the Trademarks, Patents and Copyrights listed on Schedule 1.27 and all Trade Secrets currently used in the Telephony Business and as described on Schedule 1.27.

         The following terms are defined elsewhere in the Agreement:

         Term                                             Section Where Defined
         Additional Inventory Payment                     2.7(a)
         Adverse Consequences                             10.7(a)
         Agreement                                        Preamble
         Allocation Schedule                              2.9
         Ancillary Agreements                             4.2
         Assets                                           2.2
         Assumed Liabilities                              2.4
         Assumption Agreement                             9.2(e)(iv)
         Cash Payment                                     2.6
         Closing                                          3.1
         Closing Date                                     3.1
         Competition                                      10.4
         Copyrights                                       4.8(a)(iii)
         Derivative Work                                  10.6(c)
         DOJ                                              8.2(b)
         Damages                                          11.1(b)
         Exchange Act                                     4.6
         Excluded Liabilities                             2.5
         Former Seller Employees                          10.10
         FTC                                              8.2(b)
         HSR Act                                          4.3
         HSR Filings                                      8.2(b)
         Indemnification Claim                            11.2(a)
         Indemnified Person                               11.1(b)
         Intellectual Property                            4.8
         Issued Patents                                   4.8(a)(i)
         JAMS                                             Article XII
         License                                          10.6(a)
         Mailstation Business                             1.9
         Marks                                            10.6(b)
         Officer's Certificate                            11.2
         Patents                                          4.8(a)(ii)
         Patent Applications                              4.8(a)(ii)
         Patent Claim                                     10.7
         Patent Losses                                    10.7
         Property Taxes                                   10.3(b)
         Prospective New Purchaser Employees              10.1(a)
         Purchaser                                        Preamble
         Purchaser Compliance Certificate                 9.2(a)
         Purchaser Financial Statements                   5.6
         Required Seller Stockholder Vote                 4.2
         Royalty Payments                                 2.7(b)
         Royalty Periods                                  2.7(b)(i)
         SCPA                                             4.8(g)
         Seller                                           Preamble
         Seller Compliance Certificate                    9.3(a)
         Seller Employee Plans                            10.1(b)(iii)
         Seller Financial Statement                       4.6
         Seller SEC Documents                             4.6
         Seller Stockholder Proposal                      6.5(b)
         Seller Stockholders' Meeting                     6.4(a)
         Seller's Cost                                    2.7(a)(i)
         Survival Period                                  14.1
         Telephony Business                               Recital A
         Telephony Products                               4.8(c)
         Term of the Non-compete                          10.6(a)
         Third Party Claim                                11.2(d)
         Third Party Intellectual Property                4.8(d)
         Threshold Inventory Sales                        2.7(a)(i)
         Trademarks                                       4.8(a)(iv)
         Trade Secrets                                    4.8(a)(v)
         Transaction                                      Recital B
         Transaction Taxes                                10.3(a)
         Warranty and Merchandise Exchange
         Amount                                           2.8
         Warranty and Merchandise Exchange
         Schedule                                         2.8(a)
         Warranty Obligations                             2.4


                                   Article II.

                          PURCHASE AND SALE OF ASSETS;
                            ASSUMPTION OF LIABILITIES

     2.1. Purchase and Sale of Assets; Assumption of Assumed Liabilities; and Technology License.

     (a) Upon the terms and subject to the conditions set forth in this Agreement, effective as of the Closing Date:

     (i) Seller agrees to sell, assign, transfer, convey and deliver to Purchaser at the Closing, and Purchaser agrees to purchase from Seller, all of Seller's right, title and interest in and to the Assets;

     (ii) Seller agrees to assign to Purchaser, and Purchaser agrees to assume from Seller, the Assumed Liabilities;

     (iii)Seller agrees to assign to Purchaser, and Purchaser shall assume from Seller, all of Seller's rights and obligations under the Assumed Contracts, subject to the obtaining of all necessary consents by the other parties thereto; and

     (iv) Purchaser agrees to grant to Seller the License pursuant to the terms of Section 10.6 hereof.

     (b) In connection with the Transaction, on the Closing Date, Seller shall take any and all actions that may be required, or reasonably requested by Purchaser, to transfer good title to all of the Assets to Purchaser. Seller shall deliver possession of all of the Assets to Purchaser on the Closing Date at the location and by such means as are reasonably designated by Purchaser, and Seller shall further deliver to Purchaser proper assignments, bills of sale, conveyances and other instruments of sale and/or transfer in forms reasonably satisfactory to Purchaser in order to convey to Purchaser good title to the Assets.

     2.2. Assets.   As  used  in  this  Agreement,   the  term  "Assets"  means,
          collectively, all right, title and interest, in and to the following:

     (a) Assumed Contracts. All rights and benefits of Seller in existence on the Closing Date or arising from and after the Closing Date under the Assumed Contracts;
     (b) Telephony Business Records. All Telephony Business Records; provided, however, that Seller shall be permitted to retain one copy thereof;

     (c)  Intangibles. All Intangibles;

     (d)  Inventory. All Inventory;

     (e)  Permits. All Permits to the extent transferable by Seller;


     (f)  Tangible Assets. All Tangible Assets; and

     (g)  Transferred   Intellectual  Property.  All  Transferred   Intellectual
          Property.

     2.3. Excluded Assets. Notwithstanding anything herein to the contrary, Seller shall retain all of its right, title and interest in and to, and Purchaser shall not acquire any interest in, the Excluded Assets.

     2.4. Assumption  of  Liabilities.   Subject  to  and  upon  the  terms  and
          conditions of this Agreement, effective as of the Closing Date, Purchaser agrees to assume from Seller and to thereafter pay, perform and/or otherwise discharge in a timely manner:

          (a) Liabilities arising from and after the Closing Date under the Assumed Contracts, other than (i) Liabilities performed or paid, or required under any Assumed Contracts to have been performed or paid, prior to the Closing Date, (ii) Liabilities arising from any breach or default of any Assumed Contract to the extent occurring (or arising from facts and/or activities occurring) prior to the Closing Date or (iii) Liabilities arising from any tort, infringement or violation of law by Seller that occurred (or arose from facts occurring) prior to the Closing Date (the "Assumed Liabilities"); and

          (b) Any obligations of Seller under the Assumed Contracts to provide product warranty repair or merchandise exchange services to those Persons who purchased Telephony Products prior to the Closing Date.

     2.5. Liabilities Not Assumed. Except as expressly set forth in Section 2.4 above, Purchaser shall not assume or become liable or obligated in any way, and Seller shall retain and remain solely liable for and obligated to discharge all debts, expenses, contracts, agreements, commitments, obligations, claims, suits and other liabilities of Seller of any nature whatsoever, whether or not related to the Telephony Business or the Assets, whether known or unknown, accrued or not accrued, fixed or contingent, current or arising hereafter, including, without limitation, any of the following (collectively referred to herein as "Excluded Liabilities"):

          (a) Any Liability arising out of or as a result of any legal or equitable action or judicial or administrative proceeding initiated at any time to the extent arising out of facts occurring prior to the Closing Date;

          (b) Any Liability of Seller for unpaid Taxes (with respect to the Telephony Business, the Assets, or Seller's employees or otherwise), any Liability of Seller for Taxes arising in connection with the consummation of the Transaction (including any income Taxes) arising because Seller is transferring the Assets or any Liability of Seller for the unpaid Taxes of any Person other than Seller, or a transferee or successor of Seller, by contract or otherwise;

          (c) Any Liabilities related to or arising from any breach or default by Seller, whether before or after the Closing Date, of any Contract or related to or arising from any tort, infringement or violation of Laws or Decrees by Seller, in each case to the extent occurring or arising from facts occurring on or prior to the Closing Date;

          (d) Any Liability of Seller incurred in connection with or under this Agreement (including, without limitation, with respect to any of Seller's representations, warranties, agreement or covenants hereunder) relating to the execution or performance of this Agreement and the transactions contemplated herein;

          (e) Any Liability of Seller under any Seller Employee Plans with respect to any obligation of Seller to contribute or to make payments to or provide benefits on behalf of Seller's employees;
               (f) Any fees or expenses incurred by Seller hereunder with respect to Seller's engagement of its counsel, or any investment banker, appraiser or accounting firm engaged to perform services hereunder; and

          (g)  any Liability of Seller not related to the Telephony Business.

     2.6. Purchase Price. In consideration of the purchase of the Assets, Purchaser shall assume the Assumed Liabilities pursuant to Section 2.4, enter into the License under Section 10.6, pay to Seller the sum of Five Million Dollars ($5,000,000) (the "Cash Payment"), payable in cash at the Closing by wire transfer to an account designated by Seller and be obligated to make the post-closing payments required under Section 2.7 hereunder.

     2.7. Post Closing Payments.

          (a)  Additional Inventory Payments.

          (i) After Purchaser has sold Inventory with associated Seller's Cost equal in the aggregate to $3,500,000 (as such amount may be adjusted in accordance with Section 2.8) (the "Threshold Inventory Sales"), Purchaser shall thereafter be obligated to pay Seller, commencing with the calendar month in which the Threshold Inventory Sales were achieved, a cash payment equal to the aggregate Seller's Cost with respect to any additional Inventory sold by Purchaser (net of product returned for credit and excluding inventory described in Section 2.7(a)(ii)) beyond the Inventory representing the Threshold Inventory Sales (the "Additional Inventory Payments"). "Seller's Cost" shall be based on Seller's Costs of the Inventory as set forth on Schedule 1.13.

          (ii) In the event Purchaser sells any Inventory at less than Seller's Cost, Purchaser shall be obligated to pay Seller 80% of the gross proceeds to Purchaser from the sale of such Inventory. Purchaser shall not be entitled to sell the Inventory below Seller's Cost without Seller's approval, such approval not to be unreasonably withheld; provided that with respect to sales of Inventory listed on Schedule 2.7, Purchaser shall be entitled to sell such Inventory below Seller's Cost without Seller's prior approval.

          (iii)Additional Inventory Payments shall be made to Seller by Purchaser by wire transfer to an account designated by Seller on or before the 15th day after the close of each calendar month commencing with the calendar month in which the Threshold Inventory Sales were achieved. Inventory shall be deemed to have been sold in the month in which Purchaser recognizes revenue in accordance with GAAP for such sales; provided, however, that in the event any Inventory is subject to a consignment arrangement, such Inventory shall not be deemed to be sold under this Section until such time as Purchaser is paid pursuant to the terms of the consignment arrangement. Purchaser shall deliver to Seller 15 days after the end of each calendar month a written report itemizing the Inventory sold in such calendar month.

     (b) Royalty Payments

          (i) Purchaser shall pay Seller a quarterly royalty on revenues (the "Royalty Payments") recognized in accordance with GAAP by Purchaser from the Telephony Business, including revenues from the Telephony Products and future products derived from the Transferred Intellectual Property, but excluding any revenues from sales of Inventory below Seller's Cost pursuant to Section 2.7(a)(ii) for which Seller shall receive 80% of the gross proceeds of such sales in lieu of Royalty Payments, as set forth below:

          Royalty Period                                     Royalty Percentage
          --------------                                     ------------------
          During   the  1st   four   successive   calendar                4%
          quarters, and any interim portion of a quarter, following the Closing

          During   the  2nd   four   successive   calendar                3%
          quarters following the Closing

          During   the  3rd   four   successive   calendar                2%
          quarters following the Closing

          During   the  4th   four   successive   calendar                1%
          quarters following the Closing

          (ii) Royalty Payments shall be made on or before the 30th day following the end of each quarter during the Royalty Periods (as described in the table set forth in subparagraph 2.7(b)(i) above), in cash by wire transfer to an account designated by Seller. Purchaser shall deliver to Seller within 30 days following the end of each calendar quarter a written report itemizing the revenues recognized by Purchaser for which a royalty is due under this Section 2.7(b).

     2.8. Warranty and Merchandise Exchange Schedule. In considertion of Purchaser's assumption of the warranty repair and merchandise exchange obligations under the Assumed Contracts, as described in Section 2.4(b), Purchaser shall be entitled to receive an adjustment to Threshold Inventory Sales (the "Warranty and Merchandise Exchange Amount"). Within thirty (30) days after the Closing Date, Seller will prepare and deliver to Purchaser a warranty adjustment schedule (the "Warranty and Merchandise Exchange Schedule") prepared in accordance with the adjustment formula and methodology set forth on Schedule 2.8 hereto, which will detail the Warranty and Merchandise Exchange Amount, and which will be accompanied by appropriate work papers, invoices and such other supporting documentation as may be necessary for Purchaser to review the Warranty and Merchandise Exchange Amount. Based on the Warranty and Merchandise Exchange Amount, Purchaser shall be entitled to claim a credit against the Threshold Inventory Sales. To the extent the Warranty and Merchandise Exchange Amount is a positive number, the Threshold Inventory Sales amount shall be adjusted upward on a dollar-for-dollar basis up to the net book value of the Inventory (as provided in the Allocation Schedule). In the event the Warranty and Merchandise Exchange Amount exceeds Purchaser's actual sales of Inventory (i.e., Purchaser does not reach the Threshold Inventory Sales within 48 months after the Closing Date), Purchaser shall be entitled to credit such remaining amounts against Purchaser's Royalty Payments to Seller.

     2.9. Inspection Rights. In addition to any recordkeeping obligations specified in Section 2.8 above, Purchaser will keep complete and accurate records in connection with its activities in connection with its sale of the Inventory and revenues from the Telephony Business. During the term of Purchaser's obligations under Section 2.7 and for three (3) months following the termination of those obligations, Purchaser will permit Seller or an auditor selected by Seller to review such records upon reasonable advance written notice, solely for the purpose of verifying Purchaser's compliance with the terms of this Agreement. Any such inspection will be conducted during Purchaser's regular business hours and, to the extent possible, in a manner that does not interfere with the ordinary business operations of Purchaser. In the event that any such inspection finds an underpayment of more than three percent (3%) of the amounts due to Seller for any month, Purchaser will promptly pay Seller such underpayment and reimburse Seller for its costs and expenses incurred in connection with any such inspection.

     2.10.Allocation.  Seller and Purchaser agree to allocate the purchase price
          (including the Assumed Liabilities) among the Assets in accordance with Schedule 2.9 (the "Allocation Schedule").

                                  Article III.

                                   THE CLOSING

                                   -----------

     3.1. The Closing. The consummation of the Transaction will take place at a closing to be held at the offices of Gray Cary Ware & Freidenrich LLP, 400 Hamilton Avenue, Palo Alto, California (the "Closing") on the date 5 business days after all conditions (other than the respective delivery obligations of the parties) hereto have been satisfied or waived, or at such other time or date as may be agreed to by the parties to this Agreement (the "Closing Date").

                                   Article IV.

                    REPRESENTATIONS AND WARRANTIES OF SELLER
                    ----------------------------------------

         Except as otherwise set forth in the Seller Disclosure Schedule provided to Purchaser, a copy of which is attached hereto as Schedule IV, the following representations and warranties are made by Seller as set forth below:

     4.1. Organization. Seller is a corporation duly organized, validly existing and in good standing under the laws of Delaware, and has full power and authority to carry on its businesses as now conducted. Seller is duly qualified or licensed to do business as a foreign corporation in each jurisdiction in which it is required to be so qualified or licensed, except in jurisdictions which the failure to qualify, in the aggregate, would not have a Material Adverse Effect on the Telephony Business.

     4.2. Authorization. This Agreement and all other agreements in connection with the Transaction to which Seller is or will be a party (such other agreements being referred to hereinafter as the "Ancillary Agreements") have been, or upon their execution and delivery hereunder will have been, duly and validly executed and delivered by Seller and constitute, or will constitute, valid and binding agreements of Seller enforceable against Seller in accordance with their respective terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally or by general equitable principles or the exercise of judicial discretion in accordance with such principles. Seller has all requisite power and authority to execute, and deliver this Agreement and, at the time of the Closing, will have all requisite power and authority to carry out the transactions contemplated in this Agreement and the Ancillary Agreements. All requisite corporate action on the part of Seller has been taken to authorize the execution and delivery of this Agreement and the Ancillary Agreements, subject only to the approval of the Transaction and this Agreement by Seller's stockholders as contemplated by Section 6.4. The affirmative vote of the holders of a majority of the shares of common stock of Seller outstanding on the record date for the Seller Stockholders' Meeting called pursuant to Section 6.4 with regard to Seller Stockholder Proposals (the "Required Seller Stockholder Vote") is the only vote of the holders of any of Seller's capital stock necessary under applicable Law to approve this Agreement and the transactions contemplated hereby.

     4.3. No Conflicts; Consents. The execution and the delivery of this Agreement and the Ancillary Agreements do not, and the consummation of the transactions contemplated herein and therein and compliance with the provisions hereof and thereof will not, conflict with, result in a breach of, constitute a default (with or without notice or lapse of time, or both) under or violation of, any provision of the Certificate of Incorporation or Bylaws of Seller or any material instrument, contract or understanding to which Seller is a party or by which Seller is bound, or by which Seller or any of its properties is bound, or any federal, state or local judgment, writ, decree, order, statute, rule or regulation applicable to Seller. Except for (i) consents, approvals, authorizations, registrations or filings under applicable securities laws, (ii) the termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), if applicable, and (iii) such other consents, authorizations, filings, approvals and registrations required under any other applicable Law or Decree which, if not obtained or made, would not have a Material Adverse Effect on Seller and would not prevent or materially alter or delay the Transaction, no consent of any third party or any Governmental Entity is required to be obtained on the part of Seller to permit the consummation of the transactions contemplated in this Agreement or the Ancillary Agreements.

     4.4. Title to Assets. Seller has good title to or a valid leasehold interest in, all of the Assets, free and clear of all Encumbrances except for Permitted Encumbrances. At the Closing, Seller will sell, convey, assign, transfer and deliver to Purchaser good title, and all Seller's right, title and interest, in and to all of the Assets, free and clear of all Encumbrances except for Permitted Encumbrances. Except as set forth in Schedule 1.23, each Tangible Asset is, and as of the Closing Date will be, in good operating condition and good repair, ordinary wear and tear excepted, and is usable in the ordinary course of the Telephony Business.

     4.5. Compliance with Laws and Regulations; Governmental Licenses, Etc. Seller is in compliance with all applicable Laws or Decrees with respect to or affecting the Telephony Business, the Assets, or the Assumed Liabilities, except for such failure to comply as which would not result in a Material Adverse Effect on the Telephony Business, the Assets or the Assumed Liabilities. Seller is not subject to any order, injunction or decree issued by any Governmental Entity which could impair the ability of Seller to consummate the transactions contemplated herein or which could adversely affect Purchaser's conduct of the Telephony Business or its use and enjoyment of the Assets or the Transferred Intellectual Property from and after the Closing Date. Schedule 1.19 contains a complete list of Permits held by Seller relating to the Telephony Business, the date of expiration of each such Permit, and whether each such Permit is transferable.

     4.6. SEC Reports; Seller Financial Statements. Seller has made available to Purchaser through EDGAR a true and complete copy of each statement, report, registration statement (with the prospectus in the form filed pursuant to Rule 424(b) of the Securities Act), definitive proxy statement, and other filing filed with the SEC by Purchaser since December 31, 1998; and, prior to the Closing, Seller will have made available to Purchaser through EDGAR true and complete copies of any additional documents filed with the SEC by Seller prior to the Closing Date (collectively, the "Seller SEC Documents"). As of their respective filing dates, the Seller SEC Documents complied in all material respects with the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Securities Act and none of the Seller SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading, except to the extent corrected by a subsequently filed Seller SEC Document prior to the date hereof. The financial statements of Seller, including the notes thereto, included in the Seller SEC Documents (the "Seller Financial Statements"), complied as to form in all material respects with applicable accounting requirements and with the published rules and regulations of the SEC with respect thereto as of their respective dates, and have been prepared in accordance with generally accepted accounting principles applied on a basis consistent throughout the periods indicated and consistent with each other (except as may be indicated in the notes thereto or, in the case of unaudited statements included in Quarterly Reports on Form 10-Qs, as permitted by Form 10-Q of the SEC). The Seller Financial Statements fairly present the consolidated financial condition and operating results of Seller and its subsidiaries at the dates and during the periods indicated therein (subject, in the case of unaudited statements, to normal, recurring year-end adjustments). There has been no change in Seller's accounting policies except as described in the notes to the Seller Financial Statements.

     4.7. Absence of Certain Changes or Events. Since March 31, 2000, Seller has conducted the Telephony Business in the ordinary course consistent with past practices and, without limiting the generality of the foregoing, has not suffered any Material Adverse Change in the Assets, the Assumed Liabilities or the Telephony Business.

     4.8. Intellectual Property.


          (a)  For purposes of this Agreement, "Intellectual Property" means:

          (i) all issued patents, reissued or reexamined patents, revivals of patents, utility models, certificates of invention, registrations of patents and extensions thereof, regardless of country or formal name (collectively, "Issued Patents");

          (ii) all published or unpublished nonprovisional and provisional patent applications, reexamination proceedings, invention disclosures and records of invention (collectively "Patent Applications" and, with the Issued Patents, the "Patents");

          (iii)all copyrights, copyrightable works, semiconductor topography and mask work rights, including all rights of authorship, use, publication, reproduction, distribution, performance transformation, moral rights and rights of ownership of copyrightable works, semiconductor topography works and mask works, and all rights to register and obtain renewals and extensions of registrations, together with all other interests accruing by reason of international copyright, semiconductor topography and mask work conventions (collectively, "Copyrights");

          (iv) trademarks, registered trademarks, applications for registration of trademarks, service marks, registered service marks, applications for registration of service marks, trade names, registered trade names and applications for registrations of trade names and all goodwill associated therewith (collectively, "Trademarks"); and

          (v) all technology, ideas, inventions, designs, proprietary information, manufacturing and operating specifications, know-how, formulae, trade secrets, technical data, computer programs, hardware, software and processes ("Trade Secrets");

          (b) Seller owns and has good title to, or possesses legally enforceable rights to use, all Intellectual Property used in the Telephony Business as currently conducted. To Seller's Knowledge, no Person other than Seller has any right, claim or interest in or with respect to any Transferred Intellectual Property. Seller owns the Marks and has the right to license the Marks to
               Purchaser as contemplated under Section 10.6. There is no unauthorized use, disclosure or misappropriation of the Transferred Intellectual Property by any employee or to Seller's Knowledge, former employee of Seller or to Seller's knowledge, any of its subsidiaries or by any other third party. Seller has no Knowledge of any prior art that would invalidate the Patents.

          (c) Schedule 1.27 lists all Issued Patents, Patent Applications, Trademarks, Copyrights and, to Seller's Knowledge, Trade Secrets owned by Seller and currently used in the Telephony Business, including the jurisdictions in which each such Issued Patent, Patent Application, Trademark or Copyright has been issued or registered or in which any such application for such issuance and registration has been filed. A list of all current products of the Telephony Business ("Telephony Products") is set forth on
               Schedule 4.8.

          (d) Schedule 4.8 contains an accurate list as of the date of this Agreement of all licenses, sublicenses and other agreements to which Seller is a party and pursuant to which Seller is authorized to use in the Telephony Business any Intellectual Property owned by any third party, excluding "off the shelf" or other software at an aggregate cost not exceeding $10,000 and widely available through regular commercial distribution channels on standard terms and conditions ("Third Party Intellectual Property").

          (e) Seller has not entered into any agreement to indemnify any other person against any charge of infringement of any Transferred Intellectual Property. There are no royalties, fees or other payments payable by Seller to any Person by reason of the ownership, use, sale or disposition of the Transferred Intellectual Property.

          (f) Seller is not in breach of any license, sublicense or other agreement relating to the Transferred Intellectual Property. Neither the execution, delivery or performance of this Agreement or any Ancillary Agreement contemplated hereby nor the consummation of the Transaction will contravene, conflict with or result in an infringement on Purchaser's right to own or use any Transferred Intellectual Property, including any Third Party Intellectual Property.

          (g) All Patents and registered Trademarks included in the Transferred Intellectual Property are valid and subsisting. All maintenance and annual fees have been fully paid and all fees paid during prosecution and after issuance of any Patent comprising or relating to such item have been paid in the correct entity status amounts. To Seller's Knowledge, in connection with the Telephony Business, Seller is not infringing, misappropriating or making unlawful use of any proprietary asset owned or used by any third party. Seller has not brought a proceeding alleging infringement of the Transferred Intellectual Property or breach of any license or agreement involving the Transferred Intellectual Property against any third party. All semiconductor topography works and mask works have been registered in the United States Copyright Office under the Semiconductor Chip Protection Act of 1984 (the "SCPA") within two (2) years after the first date of Commercial Exploitation, as that term is defined in the SCPA. (h) Seller is not subject to any proceeding or outstanding decree, order, judgment, or stipulation restricting in any manner the use, transfer, or licensing thereof by Seller, or which may affect the validity, use or enforceability of the Transferred Intellectual Property. Seller is not subject to any agreement which restricts in any material respect the use, transfer, or licensing by Seller of the Transferred Intellectual Property.

     4.9. Contracts and Arrangements.

          (a) Schedule 4.9 hereto contains a true and accurate list of all material contracts, pursuant to which Seller enjoys any right or benefit or undertakes any obligation related to the Transferred Intellectual Property, the Assumed Liabilities or the Assets (the "Contracts"). Except for the Contracts, Seller is not a party to or otherwise bound by the terms of any material contract, agreement or obligation, written or oral, affecting the Assets, the Transferred Intellectual Property, or the Assumed Liabilities. Each of the Assumed Contracts is (assuming due authorization and execution by the other party or parties thereto) valid, binding and in full force and effect and enforceable by Seller in accordance with its terms, except as enforcement may be limited by general equitable principles and the exercise of judicial discretion in accordance with such principles. Except as set forth on Schedule 4.9 attached hereto, no consents are necessary for the effective assignment to and assumption by Purchaser of any of the Assumed Contracts.

               (b) To Seller's Knowledge, there are no unresolved claims between Seller and any of the principal licensors, vendors, suppliers, distributors, representatives or customers of the Telephony
               Business, and no event which could reasonably be expected to result in (i) a material breach of an Assumed Contract, (ii) a request for a material accommodation or concession in connection with the sale of services, distributors, representatives or customers or (iii) a significant impairment of the relationships of the Telephony Business with its principal licensors, vendors, suppliers, distributors, representatives, or customers, and none of such persons has advised Seller of its intention to cease doing business with Purchaser following the Closing Date, whether as a result of the transactions contemplated hereunder or otherwise.

     4.10.Brokers. There is no broker, finder, investment banker or other person, other than Alliant Partners, whose fees are to be paid by Seller pursuant to the engagement agreement between Alliant Partners and Seller (a true and correct copy of which has been provided to Buyer), who would have any valid claim against any of the parties to this Agreement for a commission or brokerage fee or payment in connection with this Agreement or the transactions contemplated herein as a result of any agreement of, or action taken by, Seller.

     4.11.Litigation.   There  is  no  suit,   action,   proceeding,   claim  or
          investigation, pending or threatened against Seller, or its properties or officers or directors, before any Governmental Entity. There is no judgment, decree or order against Seller or any of its properties.

     4.12.Employee Benefits. There are no liens or other claims which affect or could affect the Telephony Business or the Assets, of any nature, whether at law or in equity, asserted or unasserted, perfected or unperfected, arising out of or relating to any employee or the operation, sponsorship or participation in any employee benefit plan, program, procedure or other practice of any kind, whether or not subject to the Employee Retirement Insurance Security Act of 1974.

     4.13.Product  Liability.  To Seller's  Knowledge,  Seller has no  Liability
          arising out of any injury to individuals or property as a result of the ownership, possession, or use of any Telephony Products manufactured, sold, leased, or delivered by Seller.

     4.14.Disclosure.  The  representations  and  warranties  contained  in this
          Article IV do not contain any untrue statement of fact or omit to state any fact necessary in order to make the statements and information contained in this Article IV not misleading.

                                   Article V.

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER
                   -------------------------------------------

         Except as otherwise set forth in the Purchaser Disclosure Schedule provided to Seller, a copy of which is attached as Schedule V, and Purchaser hereby represents and warrants to Seller that:

     5.1. Organization  and Good  Standing.  Purchaser  is a  limited  liability company duly organized, validly existing and in good standing under the laws of the State of Delaware and has full power and authority to carry on its businesses as now conducted. Purchaser is duly qualified or licensed to do business as a foreign corporation in each jurisdiction in which it is required to be so qualified or licensed, except in such jurisdictions in which failure to be so qualified or licensed would not have a Material Adverse Effect on Purchaser.

     5.2. Power, Authorization and Validity. Purchaser has the right, power, legal capacity and authority to enter into and perform its respective obligations under this Agreement and the Ancillary Agreements. The execution and delivery of this Agreement and the Ancillary Agreements have been duly and validly approved and authorized by the board of directors of Purchaser. No authorization or approval, governmental or otherwise, is necessary in order to enable Purchaser to enter into and to perform the terms of this Agreement or the Ancillary Agreements. This Agreement is and the Ancillary Agreements, when executed and delivered by Purchaser shall be, the valid and binding obligations of Purchaser, enforceable in accordance with their respective terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally or by general equitable principles or the exercise of judicial discretion in accordance with such principles.

     5.3. No Violation of Existing Agreements. Neither the execution and delivery of this Agreement or any of the Ancillary Agreements, nor the consummation of the transactions contemplated herein or therein will conflict with, or result in a material breach or violation of, or constitute a default (with or without notice, lapse of time or both) or give any party any right to terminate, accelerate or cancel any provision of Purchaser's charter documents as currently in effect, any material instrument, contract or understanding to which Purchaser is a party or by which Purchaser is bound, or by which Purchaser or any of its properties is bound, or any federal, state or local judgment, writ, decree, order, statute, rule or regulation applicable to Purchaser. Except for (i) consents, approvals, authorizations, registrations or filings under applicable securities laws, (ii) the termination of any waiting period under the HSR Act, if applicable, and (iii) such other consents, authorizations, filings, approvals and registrations required under any other applicable Law or Decree which, if not obtained or made, would not have a Material Adverse Effect on Purchaser, no consent of any third party or any Governmental Entity is required to be obtained on the part of Purchaser to permit the consummation of the transactions contemplated in this Agreement or the Ancillary Agreements.

     5.4. Litigation. There is no suit, action, proceeding, claim or investigation, pending or threatened against Purchaser before any Governmental Entity which questions or challenges the validity of this Agreement or any of the Ancillary Agreements, or any of the transactions contemplated herein or therein.

     5.5. Brokers. There is no broker, finder, investment banker or other person whose fees are to be paid by Purchaser, who would have any valid claim against Seller for a commission or brokerage fee or payment in connection with this Agreement or the transactions contemplated herein as a result of any agreement of, or action taken by Purchaser.

     5.6. Purchaser's Cash Payment. Purchaser has, or will have as of the Closing Date, adequate financial resources to consummate the transactions contemplated herein and to deliver to Seller the Cash Payment.

     5.7. Disclosure.  The  representations  and  warranties  contained  in this
          Article V do not contain any untrue statement of fact or omit to state any fact necessary in order to make the statements and information contained in this Article V not misleading.

                                   Article VI.

                         PRE-CLOSING COVENANTS OF SELLER

                         -------------------------------

     6.1. Conduct of Telephony Business. During the period on and from the date of this Agreement through and including the Closing Date, Seller will conduct the Telephony Business in the ordinary course consistent with past practices and will use its reasonable commercial efforts to retain Seller's employees employed in the Telephony Business, protect and preserve the Assets and the Transferred Intellectual Property, and maintain and preserve intact Seller's relationships with its consultants, independent contractors, licensors, suppliers, vendors, representatives, distributors and other customers and all others with whom it deals, all in accordance with the ordinary course of business. Seller shall promptly notify Purchaser in writing of any event occurring subsequent to the date of this Agreement that would render any representation or warranty of Seller contained in this Agreement, if made on or as of the date of that event or the Closing Date, inaccurate to the extent that the condition set forth in Section 9.3(a) shall not be satisfied.

     6.2. Access to Information. Until the Closing, Seller will allow Purchaser and its agents reasonable access upon reasonable notice and during normal working hours to the Telephony Business Records and facilities relating to the Assets, the Assumed Liabilities and the Telephony Business. Until the Closing, Seller shall cause its accountants to cooperate with Purchaser and its agents in making available all relevant financial information requested with respect to the Assets, the Assumed Liabilities and the Telephony Business.

     6.3. Satisfaction of Conditions Precedent. Seller will use its reasonable commercial efforts to satisfy or cause to be satisfied all the conditions precedent to the Closing hereunder, and to cause the transactions contemplated herein to be consummated, and, without limiting the generality of the foregoing, to obtain all consents and authorizations of third parties and to make all filings with, and give all notices to, third parties, which may be necessary or reasonably required on its part in order to effect the transactions contemplated herein.

     6.4. No Solicitation; Seller Stockholders' Meeting.


               (a) Except as contemplated under the terms of this Agreement, Seller shall not (i) solicit any Acquisition Proposalor take any action that could reasonably be expected to lead to an Acquisition Proposal, (ii) furnish any information regarding Seller to any Person in connection with an Acquisition Proposal, or (iii) approve, endorse or recommend any Acquisition Proposal; provided, however, that prior to the adoption of this Agreement by the Required Seller Stockholder Vote, this Section 6.4(a) shall not prohibit Seller from furnishing nonpublic information regarding Seller to, or entering into discussions with, any Person in response to an Acquisition Proposal or approving, endorsing or recommending an Acquisition Proposal if the board of directors of Seller concludes in good faith, after having taken into account the advice of its outside legal counsel, that failure to take such action would be inconsistent with its fiduciary obligations to Seller's stockholders under applicable Law.

          (b) Seller shall take such actions as it reasonably deems necessary to call, give notice of and hold a meeting of the holders of Seller's common stock (the "Seller Stockholders' Meeting") to vote on a proposal to approve this Agreement and the Transaction (the "Seller Stockholder Proposal"). Seller will, through its board of directors, recommend to its shareholders approval of the Seller Stockholder Proposal, subject to the board's fiduciary duties. The Seller Stockholders' Meeting shall be held as promptly as practicable following the date hereof. Seller shall ensure that all proxies solicited in connection with Seller Stockholders' Meeting are solicited in compliance with all applicable legal requirements. As promptly as practicable after the date of this Agreement, Seller shall prepare and cause to be filed with the SEC the Proxy Statement. Seller shall use its best efforts to cause the Proxy Statement to comply with the rules and regulations promulgated by the SEC and to respond promptly to any comments of the SEC or its staff. Seller will use its best efforts to cause the Proxy Statement to be mailed to Seller's stockholders as promptly as practicable. Purchaser shall promptly furnish to Seller all information concerning Purchaser that may be required or reasonably requested in connection with any action contemplated by this Agreement. The Proxy Statement, at the date mailed to Seller's stockholders and at the time of the Seller Stockholders' Meeting, will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein in light of the circumstances under which they are made. The Proxy Statement will comply as to form in all material respects with the provisions of the Exchange Act.

     6.5. Foreign Telephony Products. Seller shall use best efforts to grant or cause to be granted to Purchaser, prior to the Closing, an exclusive, royalty-free license to manufacture and sell certain foreign telephony products (as described on Schedule 6.5 hereto), in a territory comprised of South America, Central America, and the Caribbean, which license shall become an Assumed Contract and shall be in substantially the form of Exhibit E hereto.

     6.6. Bulk  Sales.  Purchaser  acknowledges  and agrees that Seller will not comply  with  the  provisions  of any  bulk  transaction  laws  of any jurisdiction in connection with the Transaction. Accordingly, Purchaser hereby waives compliance with applicable bulk transfer or similar laws, if any, applicable to the transactions contemplated in this Agreement.

     6.7. WARN Act. Seller shall use its reasonable commercial efforts to comply with the notice requirements of the Worker Adjustment and Retraining Notification Act, 29 U.S.C.A.ss. 2101 et seq.

                                  Article VII.

                       PRE-CLOSING COVENANTS OF PURCHASER

                       ----------------------------------

     7.1. Advise of Changes. Purchaser will promptly notify Seller in writing of any event occurring subsequent to the date of this Agreement that would render any representation or warranty of Purchaser contained in this Agreement, if made on or as of the date of that event or the Closing Date, untrue or inaccurate to the extent that the condition set forth in Section 9.2(a) shall not be satisfied.

     7.2. Satisfaction of Conditions Precedent. Purchaser will use its reasonable commercial efforts to satisfy or cause to be satisfied all the conditions precedent to the Closing hereunder, and to cause the transactions contemplated herein to be consummated, and, without limiting the generality of the foregoing, to obtain all consents and authorizations of third parties and to make all filings with, and give all notices to, third parties which may be necessary or reasonably required on its part in order to effect the transactions contemplated herein.

                                  Article VIII.

                                MUTUAL COVENANTS

                                ----------------

     8.1. Confidentiality and Publicity. The parties acknowledge that Seller and Purchaser have previously executed a non-disclosure agreement dated July 28, 2000, as amended (the "Confidentiality Agreement"), which Confidentiality Agreement is hereby incorporated herein by reference and shall continue in full force and effect in accordance with its terms. Unless otherwise permitted by this Agreement, Seller and Purchaser shall consult with each other before issuing any press release or otherwise making any public statement or making any other public (or non-confidential) disclosure (whether or not in response to an inquiry) regarding the terms of this Agreement and the transactions contemplated hereby, and neither shall issue any such press release or make any such statement or disclosure without the prior approval of the other (which approval shall not be unreasonably withheld), except as may be required by law or by obligations pursuant to any listing agreement with any national securities exchange or with the National Association of Securities Dealers.

     8.2. Regulatory Filings; Consents; Reasonable Efforts.

               (a)  Regulatory  Filings.  Subject to the terms and conditions of this Agreement, each of Seller and Purchaser shall use its respective reasonable commercial efforts to (i) make all necessary filings with respect to the Transaction and this Agreement under the Securities Act, the Exchange Act and applicable blue sky or similar securities laws and obtain required approvals and clearances with respect thereto and supply all additional information requested in connection therewith, (ii) make appropriate filings with federal, state, provincial or local governmental bodies or applicable foreign governmental agencies and obtain required approvals and clearances with respect thereto and supply all additional information requested in connection therewith, (iii) obtain all consents, waivers, approvals, authorizations and orders required in connection with the authorization, execution and delivery of this Agreement and the Ancillary Agreements and the consummation of the Transaction and (iv) take, or cause to be taken, all appropriate action, and do, or cause to be done, all things necessary, proper or advisable to consummate and make effective the transactions contemplated in this Agreement as promptly as practicable.

               (b) HSR Filings. As promptly as practicable after the execution of this Agreement, each of Seller and Purchaser shall make (or shall cause its respective "ultimate parent entities" as defined under the HSR Act to make) any and all required governmental filings required under the HSR Act ("HSR Filings"), with respect to the transactions contemplated under this Agreement and the Ancillary Agreements, and shall use its respective best efforts to respond promptly to all inquiries or requests for additional information or documentation from the Department of Justice ("DOJ"), the Federal Trade commission ("FTC") or any other Governmental Entity, as applicable. Each of Seller and Purchaser shall use its respective best efforts to resolve such objections, if any, as DOJ, FTC or any other Governmental Entity, as applicable, may assert under applicable antitrust laws with respect to the Transaction; provided, however, that (i) neither Seller nor Purchaser shall be required hereunder to divest itself of any assets, properties or businesses and (ii) neither Seller nor Purchaser shall be required to consent to any modification or amendment of this Agreement. In the event an action is instituted by DOJ, FTC or any other Governmental Entity challenging the Transaction as violative of applicable antitrust laws or an investigation is commenced, each of Purchaser and Seller will use its respective best efforts to resolve such action or investigation. Each of Seller and Purchaser, as applicable, will notify the other of all correspondence, filings or communications between such party and its representatives, on the one hand, and DOJ and/or FTC, or any other Governmental Entity, on the other hand, with respect to this Agreement, the Ancillary Agreements and the transactions contemplated herein and therein. Each of Seller and Purchaser, as applicable, will furnish the other party with such necessary information and reasonable assistance as such other party may request in connection with the preparation of the HSR Filings. Each of Purchaser and Seller shall, from time to time and on a reasonably timely basis, advise the other, or its designated representatives, in reasonable detail of the status and progress of Purchaser's or Seller's, as applicable, HSR Filings.

     8.3. Further Assurances. Prior to and following the Closing, each party to this Agreement agrees to cooperate fully with the other party and to execute such further instruments, documents and agreements, and to give such further written assurances, as may be reasonably requested by any other party to better evidence and reflect the transactions described herein and the Ancillary Agreements and contemplated herein and therein and to carry into effect the intent and purposes of this Agreement. Prior to and after the Closing Date, Seller shall reasonably cooperate with Purchaser in attempting to obtain the agreement of parties to the Assumed Contracts necessary for Purchaser's enjoyment of the Assets or the Transferred Intellectual Property or Purchaser's conduct of the Telephony Business following the Closing Date to extend the benefits and obligations of such Assumed Contracts to Purchaser. Seller shall, from time to time, at the request of Purchaser, and without further consideration, execute and deliver such instruments of transfer, conveyance and assignment in addition to those delivered pursuant to Sections 2.1 and (f) hereof, and take such other actions, as may be necessary to assign, transfer, convey and vest in Purchaser, and to put Purchaser in possession of, the Assets, including but not limited to obtaining any and all required consents of third parties which Seller has not obtained as of the Closing Date. Purchaser shall, from time to time at the request of Seller, and without further consideration, execute and deliver such instruments of assumption, and take such other action, as may be reasonably necessary to effectively confirm the assumption by Purchaser of the Assumed Liabilities.

                                   Article IX.

                              CONDITIONS TO CLOSING

                              ---------------------

     9.1. Conditions to Each Party's Obligations. The respective obligations of each party to this Agreement to effect the transactions to be performed by such party at the Closing are, at the option of such party, subject to the satisfaction at or prior to the Closing of the following conditions:

          (a) No Orders. No order shall have been entered, and not vacated, by a court or administrative agency of competent jurisdiction, in any action or proceeding which enjoins, restrains or prohibits the Transaction or the consummation of any other transaction contemplated herein.

          (b) Permits, Authorizations and Approvals. All permits, authorizations, approvals and orders required to be obtained under all applicable Laws or Decrees in connection with the transactions contemplated herein, including but not limited to any applicable consent or termination of any applicable waiting period under any Law shall have been obtained and shall be in full force and effect at the Closing Date.

          (c) No Litigation. There shall be no litigation pending or threatened by any Governmental Entity in which (i) an injunction is or may be sought against the transactions contemplated herein or (ii) relief is or may be sought against any party hereto as a result of this Agreement and in which, in the good faith judgment of the board of directors of either Purchaser or Seller (relying on the advice of their respective legal counsel), such Governmental Entity has the probability of prevailing and such relief would have a Material Adverse Effect upon such party.

          (d) Stockholder Approval. The Seller Stockholder Proposals shall be approved by the stockholders of Seller by the requisite vote under applicable Law and Seller's Certificate of Incorporation.

     9.2. Conditions to Obligations of Seller. The obligations of Seller to effect the transactions to be performed by it at the Closing are, at the option of Seller, subject to the satisfaction at or prior to the Closing of the following additional conditions:

          (a) Representations and Warranties. The representations and warranties of Purchaser set forth in ARTICLE V hereof shall be true and correct on and as of the Closing Date with the same force and effect as if such representations and warranties had been made at the Closing, except for such inaccuracies which individually or in the aggregate do not constitute a Material Adverse Effect, and Purchaser shall have delivered to Seller a certificate (the "Purchaser Compliance Certificate") to such effect dated as of the Closing Date and signed by the President of Purchaser.

          (b) Performance. All of the terms, covenants and conditions of this Agreement to be complied with and performed by Purchaser, at or prior to the Closing shall have been duly complied with and performed except for such breaches or failure to perform which individually or in the aggregate do not constitute a Material Adverse Effect, and Purchaser shall have delivered to Seller the Purchaser Compliance Certificate to such effect.

          (c) Purchase Price. Purchaser shall have delivered the Cash Payment to Seller in accordance with Section 2.6 hereof.

          (d) Ancillary Agreements. Purchaser shall have executed and delivered to Seller each of the Ancillary Agreements.

          (e) Purchaser's Closing Deliverables. At the Closing, Purchaser will deliver to Seller the following items:

          (i)  the Cash Payment;
          (ii) the Purchaser  Compliance  Certificate in accordance with Section
               9.2 and (a) hereof;
          (iii)copies  of  each  of  the   Ancillary   Agreements   executed  by
               Purchaser;
          (iv) an agreement confirming the assumption by Purchaser of the Assumed Liabilities (the "Assumption Agreement");
          (v) a certificate, signed by the Secretary of Purchaser certifying as to and accuracy of, and attaching copies of, Purchaser's charter documents and all board of directors resolutions adopted in connection with the Transaction; and

          (vi) all other documents required to be delivered to Seller under this Agreement.
          (f) Opinion of Counsel. Seller shall have received from counsel to Purchaser an opinion letter in form and substance as set forth in Exhibit B hereto, addressed to Seller, and dated as of the Closing Date.

     9.3. Conditions to Obligations of Purchaser. The obligations of Purchaser to effect the transactions to be performed by it at the Closing are, at the option of Purchaser, subject to the satisfaction at or prior to the Closing of the following additional conditions:

          (a) Representations and Warranties. All the representations and warranties of Seller set forth in ARTICLE IV hereof shall be true and correct on and as of the Closing Date with the same force and effect as if such representations and warranties had been made at the Closing, except for such inaccuracies which individually or in the aggregate do not constitute a Material Adverse Effect and Seller shall have delivered to Purchaser a certificate (the "Seller Compliance Certificate") to such effect dated as of the Closing Date and signed by the President of Seller.

          (b) Performance. All of the terms, covenants and conditions of this Agreement to be complied with and performed by Seller at or prior to the Closing shall have been duly complied with and performed except for such breaches or failures to perform which individually or in the aggregate do not constitute a Material Adverse Effect, and Seller shall have delivered to Purchaser the Seller Compliance Certificate to such effect.

          (c) Required Consents. Any required consents from third parties to the Assumed Contracts and other instruments required to allow the consummation of the Transaction and the other transactions contemplated herein shall have been obtained, except for such consents the failure to obtain such would not result in a Material Adverse Effect and evidence thereof satisfactory to Purchaser shall have been delivered to Purchaser.

          (d) Material Adverse Change. There shall have been no Material Adverse Change relating to the Assumed Liabilities, the Assets or the Telephony Business.

          (e)  Key  Employee.   Ian  Laing  shall  have  accepted  an  offer  of
               employment with Purchaser.

          (f) Seller's Closing Deliverables. At the Closing, Seller will deliver to Purchaser the following items:

          (i) a bill of sale, intellectual property assignments, assignments and assumptions of contracts and such other good and sufficient instruments of conveyance, assignment and transfer, in form and substance reasonably satisfactory to counsel to Purchaser as shall be legally sufficient to vest in Purchaser good title to the Assets (including the Assumed Contracts and Transferred Intellectual Property);

          (ii) the Telephony Business Records;
          (iii)the Seller Compliance Certificate in accordance with Section 9.3 and (b) hereof;
          (iv) all required consents from third parties to the Assumed Contracts in accordance with Section 9.03(b) hereof;
          (v)  executed copies of each of the Ancillary Agreements;
          (vi) a certificate, signed by the Secretary of Seller, certifying as to the truth and accuracy of, and attaching copies of, Seller's charter documents and board of directors and shareholder resolutions adopted in connection with the Transaction; and

          (vii)all other documents required to be delivered to Purchaser under the provisions of this Agreement.

          (g) Opinion of Counsel. Purchaser shall have received from counsel to Seller an opinion letter in form and substance as set forth in Exhibit A attached hereto, addressed to Purchaser, and dated as of the Closing Date.

                                   Article X.

                              POST-CLOSING MATTERS

                              --------------------

     10.1. Employees.

          (a) Employment Offer and Employment Terms and Conditions. An offer of employment shall be made by Purchaser to any or all of those Seller employees listed on Schedule 10.1 ("Prospective New Purchaser Employees") at the sole discretion of Purchaser. The parties hereby acknowledge that Purchaser is not under any obligation to employ any current or future employee of Seller.

          (b)  Seller's Obligations and Liabilities.

          (i) Seller shall be solely responsible for filing all tax returns with respect to its employment of any Seller employee through the Closing Date.

          (ii) Seller shall be solely liable for and obligated to pay any liabilities with respect to Seller's termination of employment of any employee on or before the Closing Date.

          (iii)Seller shall be responsible for any liability for claims filed with respect to any employee of Seller eligible for coverage, reimbursement and/or benefits under the terms of any Seller Employee Plan. Additionally, Seller shall be responsible for any liability for accrued benefits with respect to any Prospective New Purchaser Employee who, as a result of employment with Seller on or before the Closing Date, was a participant in any of Seller's Employee Plan. As used herein, "Seller Employee Plans" shall mean, collectively, any bonus, stock option, stock purchase, incentive, deferred compensation, supplemental retirement, severance, pension, profit-sharing, retirement, health, welfare, insurance, or other benefit plans and agreements for the benefit of current or former employees of Seller.

     10.2.Access to Telephony Business Records. From and after the Closing Date, each party shall afford the other access to all pre-Closing Telephony Business Records and other information acquired or retained by it pursuant hereto, including data processing information, upon reasonable notice during ordinary business hours for all reasonable business purposes, and each party shall permit the other party to make copies of any such records and retain possession of such copies. Each of Purchaser and Seller shall use reasonable care to maintain the confidentiality of the Telephony Business Records in the possession of such party pursuant to the terms and subject to the conditions set forth in the Confidentiality Agreement.

     10.3. Tax Liability.

          (a) Except as set forth herein, Seller shall pay all Taxes arising from or relating to the transactions contemplated in this Agreement (the "Transaction Taxes"). If a resale certificate, resale purchase exemption certificate, production machinery and equipment exemption certificate or other certificate or document of exemption is required to reduce or eliminate the Transaction Taxes, Purchaser will promptly furnish such certificate or document to Seller or Purchaser will cooperate with Seller to allow Seller to obtain such reduction or exemption from Transaction Taxes.

          (b) All ad valorem, property (whether real or personal) and similar taxes ("Property Taxes") with respect to the Assets for any tax period in which the Closing Date occurs shall be prorated between Purchaser and Seller, with Seller economically responsible for the Property Taxes for the portion of the tax year prior to and including the Closing Date. Seller shall be responsible for the preparation and filing of any tax returns or reports related to the Assets that are required to be filed on or before the Closing Date. Seller shall be responsible for all taxes imposed on or with respect to the Assets that are attributable to any whole or partial taxable period ending on or before the Closing Date. Purchaser, with the cooperation of Seller, shall be responsible for the preparation and filing of all tax returns or reports related to the Assets.

          10.4.Covenant  Not to  Compete.  For a period of 48  months,  from and after the Closing Date (the "Term of the Non-Compete"), Seller will not, directly or indirectly, engage in, own, manage, operate, finance, control, or participate in the ownership, management, operation or control of the sale of telephony equipment (not including Internet appliances) worldwide (and for purposes of this Agreement, any of such activities shall constitute "Competition" and shall be deemed "Competitive"). Notwithstanding the foregoing restriction, Seller may engage in sales of Internet appliances and services incident to its Mailstation Business worldwide, and purchase or otherwise acquire shares of Purchaser without limitation, except for restrictions under applicable securities laws, and may purchase or acquire up to (but not more than) five percent (5%) of any class of securities of any enterprise which is engaged in Competition (but without otherwise participating in the activities of such enterprise) if (i) such securities are listed on any national or regional securities exchange or have been registered under
               Section 12(g) of the Securities Exchange Act of 1934 or on any foreign securities exchange or (ii) such securities are issued in a private venture capital round of financing. If the final judgment of a court of competent jurisdiction declares that any term or provision of this Section 10.4 is invalid or unenforceable, the parties hereto agree that the court making the determination of invalidity or unenforceability shall have the power to reduce the scope or duration of the term or provision, to delete specific words or phrases, or to replace any invalid or unenforceable term or provision with a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision, and this Agreement shall be enforceable as so modified after the expiration of the time within which the judgment may be appealed. In the event of an Acquisition of Seller after the Closing by a person engaged in Competition, this Section 10.4 shall terminate and be of no further force and effect.

          10.5.Inventory  Sales.Purchaser  shall use its  reasonable  commercial efforts, at Purchaser's expense, to distribute, market and sell the Inventory, for Seller's account, for 48 months following the Closing Date. With respect to any proposed sales of Inventory below Seller's Cost, to the extent Seller's consent is required pursuant to Section 2.7(a)(ii), Seller agrees that such consent will not be unreasonably withheld. As security for Purchaser's Additional Inventory Payment obligations to Seller, Purchaser will grant to Seller a security interest in the Inventory at the Closing pursuant to a security agreement, a form of which is attached hereto as Exhibit C. Purchaser agrees to pay, and to hold Seller harmless from, any sales, use, excise, import or export or similar tax or duty, resulting from the sale of the Inventory, as well as the collection on withholding thereof, including penalties or interest, as well as any costs associated with the collection or withholding thereof, and all license fees and similar fees levied upon sales of such Inventory. Purchaser will be responsible for all support and fulfillment obligations resulting from the sale of Inventory. Purchaser will conspicuously inform (including in such manner as Seller may reasonably designate) all customers that they must direct to Purchaser all support and maintenance inquiries concerning any of the Inventory. 10.6. License Agreement. (a) Effective as of the Closing Date, Purchaser agrees to grant a license (the "License") to Seller of certain Transferred Intellectual Property pursuant to the terms of a license agreement, substantially in the form of attached Exhibit D.

         (b) License to the Marks. Effective as of the Closing Date, Seller agrees to grant to Purchaser an exclusive, nontransferable, royalty-free, perpetual license to use solely in the manner specified below, the trademarks and service marks (the "Marks") listed in Schedule 10.6 in connection with Purchaser's operation of the Telephony Business following Closing. Purchaser shall solely use the Marks in connection with Purchaser's post-Closing operation of the Telephony Business and shall not use the Marks in respect of any other goods or services unless otherwise agreed to by Seller in writing. Seller reserves for itself all other uses of the Marks including use in the Mailstation Business. In addition: (i) Quality Control. The nature and quality of the products and services supplied in connection with Purchaser's use of the Marks shall conform to the standards set by Seller. In the event that Purchaser's use of the Marks do not comply with Seller's quality standards, Purchaser shall modify its use of the Marks and shall submit corrected specimens of use to Seller within thirty (30) days of notice by Seller. (ii) Certain Acknowledgments. Purchaser agrees that it will not do anything inconsistent with the limited license set forth in this Section 10.6(b). Purchaser agrees that the use of the Marks by Purchaser shall inure to the benefit of and be solely on behalf of Seller. Purchaser acknowledges that its utilization of the Marks as provided herein will not create or confer any right, title or interest in any other trademark or service mark of Seller or the Marks as a combination with other works.

          (iii)Restrictions on Use. Purchaser agrees that it will not adopt or use as part or all of any corporate name, trade name, trademark, service mark or certification mark, any trademark or other mark confusingly similar to the Marks except to the extent permitted under this Section 10.6(b). Purchaser shall use the Marks so that it creates a separate and distinct impression from any other trademark that may be used by Purchaser. Purchaser agrees that it will not contest any Seller registration or application for any of the Marks. Purchaser shall comply with all applicable laws and regulations pertaining to the proper use and designation of the Marks.

          (iv) No Registration. Purchaser agrees not to apply to register the Marks, or any works or combination of words containing the Marks or any confusingly similar designation.
          (v) Infringement. Seller shall have the sole and exclusive right to commence or prosecute any claims or suits for infringement or any other cause of action or claim for relief for unauthorized use of the Marks provided, however, that if Seller does not institute an infrin gement suit within ninety (90) days after written request from Purchaser, Purchaser may, at its expense, institute and prosecute such suit in the name of Seller.

          (vi) Formalities. Purchaser shall assist Seller in complying with the formalities of local law (if applicable), including but not limited to, the execution of any application for registration as a registered user, the execution of additional license agreements suitable for recording with appropriate authorities, of providing proof of use of the Marks on any other applicable documents.
               Purchaser   shall  pay  the  expense  of   complying   with  such
               formalities.

          10.7.Patent Indemnification.  Notwithstanding anything to the contrary in this Agreement, and subject to the limitations set forth in this Section 10.7, Seller shall at its expense, defend, indemnify, and hold Purchaser harmless from and against any and all losses, costs, damages, Liabilities and expenses arising from claims, demands, actions, causes of action, including, without limitation, legal fees (collectively, "Patent Losses"), arising from Purchaser's sale of Telephony Products or derivatives thereof post-Closing, to the extent such Patent Losses are incurred by Purchaser as a result of the patent infringement claim identified on Schedule 10.7 (the "Patent Claim"); provided, however, Seller's obligation to indemnify Purchaser shall be limited to the extent such Patent Losses arise from the Telephony Products and follow-on products sold to Purchaser under the terms of this Agreement and; further, provided, Seller shall not be obligated to indemnify Purchaser for any Patent Losses which constitute royalty fees payable for Purchaser's sale of the Telephony Products or follow-on products post-Closing up to $0.40 per unit of Telephony Product ("Future Patent Royalty Fees"). Seller shall be obligated to indemnify Purchaser for any Patent Losses which constitute royalty fees payable for Purchaser's sale of the Telephony Products or follow-on products post-Closing to the extent such royalty fees exceed $0.40 per unit of Telephony Product. In the case of a lump sum settlement of the Patent Claim which includes a settlement of Future Patent Royalty Fees, the parties to this Agreement will make a good faith estimate of the settlement amount attributable to the Future Patent Royalty Fees, including in such calculation a good faith estimate of the number of units of Telephony Product that will be sold by Purchaser from the Closing Date until the expiration of the U.S. Patent upon which the Patent Claim is based. Purchaser shall reimburse Seller for the portion of the lump sum settlement amount allocated by the parties to the Future Patent Royalty Fees.

               Purchaser acknowledges and agrees that Seller will have sole and complete control of the defense, prosecution and settlement of the Patent Claim. Nothing in this Section 10.7 or elsewhere in this Agreement shall be construed as (i) granting to Purchaser the right to engage in settlement discussions or negotiations on behalf of Seller or with respect to the Patent Claim or (ii) creating indemnification obligations on the part of Seller other than those expressly set forth in this Section 10.7. Purchaser shall fully cooperate with Seller, at Seller's expense, in the defense, prosecution and settlement of the Patent Claim. Seller's indemnification obligations under this Section 10.7 apply solely to the Patent Claim and are separate and distinct from any claims Purchaser may have under Article XI for Seller's breach of representations and warranties.

          10.8.Notice to Vendors. Seller shall, as soon as practicable following the Closing Date, send to each vendor who is a party to an Assumed Contract a written notice of the assignment to Purchaser of Seller's obligation under such Assumed Contract, which notice shall request such vendor's agreement to look solely to Purchaser for payment or performance of such Assumed Contract and to release Seller from all obligations thereunder.

          10.9.Collection of Accounts Receivable. To the extent Purchaser receives any payment after the Closing from a customer on account of accounts receivable arising from the Telephony Business prior to the Closing, all such payments shall inure to the benefit of Seller, and shall be remitted promptly by Purchaser to Seller.

          10.10. Distribution from Seller's 401(k) Plan. To the extent that Purchaser hires individuals who were employed by Seller as of the Closing Date ("Former Seller Employees"), Seller hereby agrees that it shall cause the accounts, if any, of such Former Seller Employees in Seller's 401(k) Plan to be distributed as provided by Code Section 401(k)(10)(A)(ii).

                                   Article XI.

                                 INDEMNIFICATION

                                 ---------------

11.1. Indemnification.


(a) The representations and warranties of the parties hereto shall survive the Closing and continue in full force and effect until the first anniversary of the Closing Date (the "Survival Period").

(b) Subject to the limitations set forth in this Article XI, Seller will indemnify, defend and hold harmless Purchaser and its officers, directors, agents, and employees (each an "Indemnified Person") from and against any and all losses, costs, damages, liabilities and expenses arising from claims, demands, actions, causes of action, including, without limitation, reasonable legal fees arising out of any misrepresentation or breach of or default in connection with any of the representations or warranties made by Seller under Article IV of this Agreement (collectively, "Damages"). Indemnified Persons shall act in good faith and in a commercially reasonable manner to mitigate any Damages they may suffer. Notwithstanding anything herein to the contrary, Seller's obligations to indemnify Purchaser for any Patent Losses shall be governed exclusively by Section 10.7.

(c) No claim for Damages shall be made under this Article XI unless (i) Seller receives written notice of such claim (as provided in Section 11.2) during the applicable Survival Period, and (ii) the aggregate of Damages shall exceed $250,000 and then only to the extent such amount is exceeded.
     Notwithstanding the foregoing, Seller's aggregate indemnification obligations under this Article XI, and excluding Seller's obligations under
     Section 10.7, shall not exceed $1,000,000. The Indemnified Persons' sole and exclusive remedy against Seller for Damages shall be indemnification under this Article XI; provided, however, that nothing contained in this
     Section 11.1(c) shall limit any remedy at law or equity to which Purchaser may be entitled against Seller for fraud or intentional misrepresentation.

11.2. Procedures for Indemnification.

(a) Upon receipt by Seller on or before expiration of the Survival Period of a certificate signed by any officer of Purchaser (an "Officer's Certificate") stating that with respect to the indemnification obligations of Seller set forth in this Article XI, Damages exist and specifying in reasonable detail the individual items of such Damages included in the amount so stated, the date each such item was paid, or properly accrued or arose, and the nature of the misrepresentation or breach of warranty, to which such item is related (attaching relevant documentation) (an "Indemnification Claim"), Purchaser shall, subject to the provisions of this Article XI, pay such Damages pursuant to Section 11.2(c), provided, however, Seller shall have a period of thirty (30) days following delivery of the Officer's Certificate in which to object to Purchaser's claim for indemnification, by delivery of a written notice of such objection to Purchaser specifying in reasonable detail the basis for the objections, and provided further that in the event the Indemnification Claim involves a Third Party Claim (as defined below) then the procedures in Section 11.2(d) shall be observed by all parties. Failure to timely so object shall constitute a final and binding acceptance of the Indemnification Claim by Seller.

(b) If an objection is timely delivered by Seller and the dispute is not resolved within twenty (20) business days from the delivery of such objection, such dispute shall be resolved in accordance with the provisions of Article XIII hereof.

(c) Subject to Section 11.1(c), upon determination of the amount of an Indemnification Claim, whether by (i) an agreement between the Indemnified Person and Seller, (ii) an arbitration award or (iii) a final judgment (after expiration of all periods for appeal of such judgment) or other final nonappealable order, Seller shall pay the amount of such Indemnification Claim by (x) authorizing Purchaser to offset the amount of such Indemnification Claim against Additional Inventory Payments or Royalty Payments (as determined by Seller), or (y) wire transfer of immediately available funds within ten (10) days of the date such amount is determined.

(d)  Should  any  claim  be  made,  or suit or  proceeding  (including,  without limitation, a binding arbitration or an audit by any taxing authority) be instituted against an Indemnified Person which, if prosecuted successfully, would be a matter for which Indemnified Person is entitled to indemnification under this Agreement (a "Third Party Claim"), the obligations and liabilities of the parties hereunder with respect to such Third Party Claim shall be subject to the following terms and conditions:

(i) The Indemnified Person shall give Seller written notice of any such claim promptly after receipt by Indemnified Person of notice thereof. Any delay in giving notice hereunder which does not materially prejudice Seller, shall not affect Indemnified Person rights to indemnification hereunder. Seller may, at its option, (x) undertake control of the defense thereof by counsel of its own choosing, or (y) decline to assume control of but participate in the defense thereof. If Seller assumes control of the defense thereof, an Indemnified Person may participate in the defense through its own counsel at its own expense. If Seller declines to control but elects to participate in the defense thereof, the Indemnified Person may control the defense and have its expenses promptly reimbursed by Seller. The assumption of the defense of any Third Party Claim by Seller shall be an acknowledgment by Seller that such Third Party Claim is subject to indemnification under the provisions of this Article XI and that such provisions are binding on Seller. If, however, Seller fails or refuses to undertake the defense of such Third Party Claim within twenty (20) days after written notice of such claim has been delivered to Seller by an Indemnified Person, such Indemnified Person shall have the right to undertake the defense, compromise and, subject to Section 11.2, settlement of such Third Party Claim with counsel of its own choosing. In the circumstances described in the preceding sentence, Indemnified Person shall, promptly upon its assumption of the defense of such Third Party Claim, make an Indemnification Claim as specified in Section 11.2 which shall be deemed an Indemnification Claim that is not a Third Party Claim for the purposes of the procedures set forth herein. Failure of an Indemnified Person to furnish written notice to Seller of a Third Party Claim shall not release Seller from Seller's obligations hereunder, except to the extent Seller is prejudiced by such failure.

(ii) Seller and Indemnified Persons shall cooperate with each other in all reasonable respects in connection with the defense of any Third Party Claim, including making available records relating to such claim and furnishing employees of the Indemnified Person as may be reasonably necessary for the preparation of the defense of any such Third Party Claim or for testimony as witness in any proceeding relating to such claim.

(e) Unless Seller has failed to fulfill its obligations under this Article XI, no settlement by an Indemnified Person of a Third Party Claim shall be made without the prior written consent by or on behalf of Seller, which consent shall not be unreasonably withheld or delayed. If Seller has assumed the defense of a Third Party Claim as contemplated by Section 11.2(d), Seller may settle such Third Party Claim so long as terms includes full release of all claims against the Indemnified Person.

                                  Article XII.

                            TERMINATION OF AGREEMENT

                            ------------------------

12.1.Termination. This Agreement may be terminated prior to the Closing (whether before or after approval of this Agreement by Seller's stockholders):

(a)  by mutual written consent of Purchaser and Seller;

(b) by either Purchaser or Seller if the Closing shall not have occurred by December 31, 2000 (unless the failure to consummate the Transaction is attributable to a failure on the part of the party seeking to terminate this Agreement to perform any material obligation required to be performed by such party at or prior to the Closing);

(c) by either Purchaser or Seller if a court of competent jurisdiction or other Governmental Entity shall have issued a final and nonappealable order, decree or ruling, or shall have taken any other action, having the effect of permanently restraining, enjoining or otherwise prohibiting the Transaction;

(d) by either Purchaser or Seller if (i) Seller Stockholders' Meeting (including any adjournments and postponements thereof) shall have been held and completed and Seller's stockholders shall have taken a final vote on a proposal to adopt this Agreement, and (ii) the Seller Stockholder Proposals Agreement shall not have been adopted at such meeting by the Required Seller Stockholder Vote including at any adjournment or postponement thereof); provided, however, that a party shall not be permitted to terminate this Agreement pursuant to this Section 11.1(d) if the failure to obtain such stockholder approval is attributable to a failure on the part of such party to perform any material obligation required to be performed by such party at or prior to the Closing;

(e) by Purchaser if (i) any of Seller's representations and warranties contained in this Agreement shall be inaccurate as of the date of this Agreement, or shall have become inaccurate as of a date subsequent to the date of this Agreement (as if made on such subsequent date), such that the condition set forth in Section 9.3 would not be satisfied, or (ii) any of Seller's covenants contained in this Agreement shall have been breached such that the condition set forth in Section 9.03(a) would not be satisfied; provided, however, that if an inaccuracy in Seller's representations and warranties or a breach of a covenant by Seller is curable by Seller and Seller is continuing to exercise all reasonable efforts to cure such inaccuracy or breach, then Purchaser may not terminate this Agreement under this Section 11.1(e) until 30 days after notice of such inaccuracy or breach and such inaccuracy or breach remains uncured at the end of such 30 day notice period; or

(f) by Seller if (i) any of Purchaser's representations and warranties contained in this Agreement shall be inaccurate as of the date of this Agreement, or shall have become inaccurate as of a date subsequent to the date of this Agreement (as if made on such subsequent date), such that the condition set forth in Section 9.2 would not be satisfied, or (ii) if any of Purchaser's covenants contained in this Agreement shall have been breached such that the condition set forth in Section (a) would not be satisfied; provided, however, that if an inaccuracy in Purchaser's representations and warranties or a breach of a covenant by Purchaser is curable by Purchaser and Purchaser is continuing to exercise all reasonable efforts to cure such inaccuracy or breach, then Seller may not terminate this Agreement under this Section 0(e) until 30 days after notice of such inaccuracy or breach and such inaccuracy or breach remains uncured at the end of such 30 day notice period.

(g) by Seller or Purchaser, if Seller, in accordance with Section 6.4, shall have entered into a definitive acquisition agreement for an Acquisition or an Acquisition shall have occurred; provided, however, Purchaser shall not have the right to terminate this Agreement if (i) Seller's ability to consummate the Transaction has not been adversely affected by such Acquisition, (ii) the definitive agreement expressly acknowledges this Agreement and Seller's performance hereunder, and (iii) Seller continues to perform its obligations under this Agreement.

12.2.Effect of Termination. In the event of the termination of this Agreement as provided in Section 0, this Agreement shall be of no further force or effect; provided, however, that (i) this Section 12.1(g), Section 12.2 and
     ARTICLE XIII shall survive the termination of this Agreement and shall remain in full force and effect, and (ii) the termination of this Agreement shall not relieve any party from any liability for any willful breach of any representation, warranty or covenant contained in this Agreement.

12.3.Expenses;  Termination  Fees.  Except as provided in Section 10.7, all fees and expenses incurred in connection with this Agreement and the transactions contemplated by this Agreement shall be paid by the party incurring such expenses, whether or not the Transaction is consummated.

                                  Article XIII.

                     RESOLUTION OF CONFLICTS AND ARBITRATION

                     ---------------------------------------

                  Either party hereto may, by written notice to the other, demand arbitration of any dispute arising in connection with this Agreement unless the amount of the damages is at issue in pending litigation with a third party, in which event arbitration shall not be commenced until such amount is ascertained or both parties agree to arbitration; and in either such event the matter shall be settled by arbitration conducted by one arbitrator. Purchaser and Seller shall agree on the arbitrator, provided that if Purchaser and Seller cannot agree on such arbitrator, either Purchaser or Seller can request that Judicial Arbitration and Mediation Services ("JAMS") select the arbitrator. The arbitrator shall set a limited time period and establish procedures designed to reduce the cost and time for discovery while allowing the parties an opportunity, adequate in the sole judgment of the arbitrator, to discover relevant information from the opposing parties about the subject matter of the dispute. The arbitrator shall rule upon motions to compel or limit discovery and shall have the authority to impose sanctions, including attorneys' fees and costs, to the same extent as a court of competent law or equity, should the arbitrator determine that discovery was sought without substantial justification or that discovery was refused or objected to without substantial justification. The decision of the arbitrator shall be written, shall be in accordance with applicable law and with this Agreement, and shall be supported by written findings of fact and conclusion of law which shall set forth the basis for the decision of the arbitrator. Judgment upon any award rendered by the arbitrator may be entered in any court having jurisdiction. Any such arbitration shall be held in Santa Clara County, California under the commercial rules then in effect of the American Arbitration Association.

                                  Article XIV.

                                     GENERAL

                                     -------

14.1.Governing Law and Jurisdiction. It is the intention of the parties hereto that the internal laws of the State of California (irrespective of its choice of law principles) shall govern the validity of this Agreement, the construction of its terms, and the interpretation and enforcement of the rights and duties of the parties hereto.

14.2.Assignment; Binding upon Successors and Assigns. None of the parties hereto may assign any of its rights or obligations hereunder without the prior written consent of the other party, which consent shall not be unreasonably withheld. This Agreement will be binding upon and inure to the benefit of the parties hereto and their respective permitted successors and assigns.

14.3.Severability. If any provision of this Agreement, or the application thereof, shall for any reason and to any extent be held to be invalid or unenforceable, the remainder of this Agreement and the application of such provision to other persons or circumstances shall be interpreted so as best to reasonably effect the intent of the parties hereto. The parties further agree to replace such invalid or unenforceable provision of this Agreement with a valid and enforceable provision which will achieve, to the extent possible, the economic, business and other purposes of the invalid or unenforceable provision.

14.4.Entire Agreement.  This Agreement,  the exhibits and schedules hereto,  the certificates referenced herein, the exhibits thereto, the Ancillary Agreements and the Confidentiality Agreement constitute the entire understanding and agreement of the parties hereto with respect to the subject matter hereof and thereof and supersede all prior and contemporaneous agreements or understandings, inducements or conditions, express or implied, written or oral, between the parties with respect hereto and thereto.

14.5.Counterparts. This Agreement may be executed in any number of counterparts, each of which shall constitute an original and all of which together shall constitute one and the same instrument.

14.6.Other Remedies. Except as otherwise provided herein, any and all remedies herein expressly conferred upon a party shall be deemed cumulative with and not exclusive of any other remedy conferred hereby or by law on such party, and the exercise of any one remedy shall not preclude the exercise of any other.

14.7.Amendment and Waivers. Any term or provision of this Agreement may be amended, and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only by a writing signed by the party to be bound thereby. The waiver by a party of any breach hereof for default in payment of any amount due hereunder or default in the performance hereof shall not be deemed to constitute a waiver of any other default or any succeeding breach or default.

14.8.Notices. All notices and other communications hereunder will be in writing and will be deemed given (a) upon receipt if delivered personally (or if mailed by registered or certified mail), (b) the day after dispatch if sent by overnight courier, (c) upon dispatch if transmitted by telecopier or other means of facsimile transmission (and confirmed by a copy delivered in accordance with clause (a) or (b)), properly addressed to the parties at the following addresses:

   Seller:                            CIDCO Incorporated
                                      220 Cochrane Circle
                                      Morgan Hill, CA  95037
                                      Attention:  Paul Locklin

                                      Facsimile:  (408) 776-2602

   with a required copy to:
                                      Gray Cary Ware & Freidenrich LLP
                                      400 Hamilton Avenue
                                      Palo Alto, California  94301
                                      Attention:  Diane Holt Frankle, Esq.
                                      Facsimile:  (650) 327-3699

   Purchaser:                         CIDCO Communications, LLC
                                      4950 Patrick Henry Drive
                                      Santa Clara, CA  95054
                                      Attention:  David S. Lee

                                      Facsimile:  (408) 982-0235

   with a required copy to:           Baker, Donelson, Bearman & Caldwell, P.C.
                                      165 Madison Suite 2000
                                      Memphis, Tennessee  38103
                                      Attention:  Charles T. Tuggle, Jr.
                                      Facsimile:  901-577-2303


         Either party may change its address for such communications by giving notice thereof to the other party in conformity with this Section 14.8.

14.9. Construction and Interpretation of Agreement.

(a) This Agreement has been negotiated by the parties hereto and their respective attorneys, and the language hereof shall not be construed for or against either party by reason of its having drafted such language.

(b) The titles and headings herein are for reference purposes only and shall not in any manner limit the construction of this Agreement, which shall be considered as a whole.

(c) As used in this Agreement, any reference to any state of facts, event, change or effect being "material" with respect to any entity means a state of facts that is material to the current condition (financial or otherwise), properties, assets, liabilities, business or operations of such entity. Whenever the term "enforceable in accordance with its terms" or like expression is used in this Agreement, it is understood that excepted therefrom are any limitations on enforceability under applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting the enforcement of creditor's rights.

14.10. No Joint Venture. Nothing contained in this Agreement shall be deemed or construed as creating a joint venture or partnership between any of the parties hereto. No party is by virtue of this Agreement authorized as an agent, employee or legal representative of any other party. No party shall have the power to control the activities and operations of any other and their status is, and at all times, will continue to be, that of independent contractors with respect to each other. No party shall have any power or authority to bind or commit any other. No party shall hold itself out as having any authority or relationship in contravention of this Section.

14.11. Absence of Third Party Beneficiary Rights. No provisions of this Agreement are intended, nor shall be interpreted, to provide or create any third party beneficiary rights or any other rights of any kind in any client, customer, Affiliate, shareholder, partner of any party hereto or any other person or entity unless specifically provided otherwise herein, and, except as so provided, all provisions hereof shall be personal solely between the parties to this Agreement.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the respective dates set forth next to their signatures below.

                                          CIDCO Communications,  LLC,

Executed on September __, 2000            a Delaware limited liability company


                                          By:

                                          Title:


                                          CIDCO Incorporated,
                                          ------------------
Executed on September __, 2000            a Delaware corporation


                                          By:

                                          Title:

                             SCHEDULES AND EXHIBITS

Schedules

Schedule 1.13              Inventory
Schedule 1.19              Permits

Schedule 1.20              Permitted Encumbrances
Schedule 1.23              Tangible Assets
Schedule 1.27              Transferred Intellectual Property
Schedule 2.7               Inventory Not Requiring Consent
Schedule 2.8               Warranty and Merchandise Exchange Methodology
Schedule 2.9               Allocation Schedule
Schedule IV                Seller Disclosure Schedule
Schedule V                 Purchaser Disclosure Schedule
Schedule 4.8               Intellectual Property; Telephony Products
Schedule 4.9               Assumed Contracts
Schedule 6.5               Foreign Telephony Products
Schedule 10.1              Prospective New Purchaser Employees
Schedule 10.4              Officer's Subject to Non-Competition
Schedule 10.6              Marks
Schedule 10.7              Patent Claim


Exhibits

Exhibit A                  Opinion of Seller's Counsel
Exhibit B                  Opinion of Purchaser's Counsel
Exhibit C                  Security Agreement
Exhibit D                  License Agreement
Exhibit E                  Foreign Telephony Product License Agreement

                                TABLE OF CONTENTS

ARTICLE I  DEFINITIONS.........................................................1
         1.1      "Acquisition"................................................1
         1.2      "Acquisition Proposal".......................................1
         1.3      "Affiliate"..................................................1
         1.4      "Assumed Contracts"..........................................1
         1.5      "Code".......................................................2
         1.6      "Confidentiality Agreement"..................................2
         1.7      "Contracts"..................................................2
         1.8      "Encumbrances"...............................................2
         1.9      "Excluded Assets"............................................2
         1.10     "GAAP".......................................................2
         1.11     "Governmental Entity"........................................2
         1.12     "Intangibles"................................................2
         1.13     "Inventory"..................................................2
         1.14     "Knowledge" or "Known".......................................2
         1.15     "Laws or Decrees"............................................2
         1.16     "Liability"..................................................2
         1.17     "Material Adverse Change"....................................2
         1.18     "Material Adverse Effect"....................................2
         1.19      "Permits"...................................................3
         1.20     "Permitted Encumbrances".....................................3
         1.21     "Person".....................................................3
         1.22     "Proxy Statement"............................................3
         1.23     "Tangible Assets"............................................3
         1.24     "Tax"........................................................3
         1.25     "Tax Return".................................................3
         1.26     "Telephony Business Records".................................3
         1.27     "Transferred Intellectual Property"..........................3


ARTICLE II  PURCHASE AND SALE OF ASSETS; ASSUMPTION OF LIABILITIES.............5
         2.1      Purchase and Sale of Assets; Assumption of Assumed
                    Liabilities; and Technology License........................5
         2.2      Assets.......................................................5
         2.3      Excluded Assets..............................................5
         2.4      Assumption of Liabilities....................................5
         2.5      Liabilities Not Assumed......................................6
         2.6      Purchase Price...............................................6
         2.7      Post Closing Payments........................................6
         2.8      Warranty and Merchandise Exchange Schedule...................7
         2.9      Inspection Rights............................................8
         2.10     Allocation...................................................8


ARTICLE III  THE CLOSING.......................................................8
         3.1      The Closing..................................................8


ARTICLE IV  REPRESENTATIONS AND WARRANTIES OF SELLER...........................8
         4.1      Organization.................................................8
         4.2      Authorization................................................8
         4.3      No Conflicts; Consents.......................................9
         4.4      Title to Assets..............................................9
         4.5      Compliance with Laws and Regulations; Governmental
                      Licenses, Etc............................................9
         4.6      SEC Reports; Seller Financial Statements.....................9
         4.7      Absence of Certain Changes or Events........................10
         4.8      Intellectual Property.......................................10
         4.9      Contracts and Arrangements..................................11
         4.10     Brokers.....................................................11
         4.11     Litigation..................................................11
         4.12     Employee Benefits...........................................12
         4.13     Product Liability...........................................12
         4.14     Disclosure..................................................12


ARTICLE V  REPRESENTATIONS AND WARRANTIES OF PURCHASER........................12
         5.1      Organization and Good Standing..............................12
         5.2      Power, Authorization and Validity...........................12
         5.3      No Violation of Existing Agreements.........................12
         5.4      Litigation..................................................12
         5.5      Brokers.....................................................13
         5.6      Purchaser's Cash Payment....................................13
         5.7      Disclosure..................................................13


ARTICLE VI  PRE-CLOSING COVENANTS OF SELLER...................................13
         6.1      Conduct of Telephony Business...............................13
         6.2      Access to Information.......................................13
         6.3      Satisfaction of Conditions Precedent........................13
         6.4      No Solicitation; Seller Stockholders' Meeting...............13
         6.5      Foreign Telephony Products..................................14
         6.6      Bulk Sales..................................................14
         6.7      WARN Act....................................................14


ARTICLE VII  PRE-CLOSING COVENANTS OF PURCHASER...............................14
         7.1      Advice of Changes...........................................14
         7.2      Satisfaction of Conditions Precedent........................14


ARTICLE VIII  MUTUAL COVENANTS................................................14
         8.1      Confidentiality and Publicity...............................14
         8.2      Regulatory Filings; Consents; Reasonable Efforts............15
         8.3      Further Assurances..........................................15


ARTICLE IX  CONDITIONS TO CLOSING.............................................16
         9.1      Conditions to Each Party's Obligations......................16
         9.2      Conditions to Obligations of Seller.........................16
         9.3      Conditions to Obligations of Purchaser......................17


ARTICLE X  POST-CLOSING MATTERS...............................................18
         10.1     Employees...................................................18
         10.2     Access to Telephony Business Records........................18
         10.3     Tax Liability...............................................19
         10.4     Covenant Not to Compete.....................................19
         10.5     Inventory Sales.............................................19
         10.6     License Agreement...........................................20
         10.7     Patent Indemnification......................................20
         10.8     Notice to Vendors...........................................21
         10.9     Collection of Accounts Receivable...........................21
         10.10    Distribution from Seller's 401(k) Plan......................21


ARTICLE XI  INDEMNIFICATION...................................................21
         11.1     Indemnification.............................................21
         11.2     Procedures for Indemnification..............................22


ARTICLE XII  TERMINATION OF AGREEMENT.........................................23
         12.1     Termination.................................................23
         12.2     Effect of Termination.......................................24
         12.3     Expenses; Termination Fees..................................24


ARTICLE XIII  RESOLUTION OF CONFLICTS AND ARBITRATION.........................24


ARTICLE XIV  GENERAL..........................................................25
         14.1     Governing Law and Jurisdiction..............................25
         14.2     Assignment; Binding upon Successors and Assigns.............25
         14.3     Severability................................................25
         14.4     Entire Agreement............................................25
         14.5     Counterparts................................................25
         14.6     Other Remedies..............................................25
         14.7     Amendment and Waivers.......................................25
         14.8     Notices.....................................................25
         14.9     Construction and Interpretation of Agreement................26
         14.10    No Joint Venture............................................26
         14.11    Absence of Third Party Beneficiary Rights...................26

                                   AMENDMENT 1

                                       TO

                            ASSET PURCHASE AGREEMENT

         This Amendment to that certain ASSET PURCHASE AGREEMENT, dated as of September 14, 2000 Agreement (the "Agreement") by and between CIDCO Incorporated ("Seller"), and CIDCO Communications, LLC ("Purchaser"), is made and entered into as of this ___day of October, 2000 (the "Effective Date"). Capitalized terms used herein without definition shall have the meanings given such terms in the Agreement.

         WHEREAS, Seller and Purchaser agreed under the terms of the Agreement that in the case of a lump sum settlement of the Patent Claim which includes a settlement of future Patent Royalty Fees, Seller and Purchaser would make a good faith estimate of the settlement amount attributable to the Future Patent Royalty Fees, including in such calculation a good faith estimate of the number of units Telephony Products likely to be sold by Purchaser from the Closing Date until the expiration of the U.S. patent upon which the Patent Claim is based; and

         WHEREAS, Seller and Active Voice Corporation settled the Patent Claim on September 29, 2000 (the "Settlement Agreement"); and

         WHEREAS, following settlement of the Patent Claim, Seller and Purchaser agreed that Purchaser shall only be required to make Patent Reimbursement Payments for a period of four years after the Closing Date, and that such Patent Reimbursement Payments shall be based on actual sales of telephony products, not the parties' good faith estimate; and

         WHEREAS, following execution of the Agreement, the parties agreed that Purchaser will take possession of the Inventory on a consignment basis, except the initial $3.5 million of Inventory, title to which will be transferred to Purchaser as of the Closing Date; and

         WHEREAS, the parties have agreed to divide equally the filing fees due in connection with the parties' HSR filings.

         NOW, THEREFORE, the parties agree to modify the Agreement as follows:

A. Patent Reimbursement Fees. Section 10.7, including Schedule 10.7 and Subpart (f) paragraph 1 Active Voice of Schedule 4.8 of the Agreement are deleted in there entirety and replaced with the following:

1. Purchaser will pay to Seller $0.40 per unit ("Patent Reimbursement Fees") for all current and future products made, sold or placed into the stream of commerce by Purchaser using or incorporating the teachings of Active Voice United States Patent #5,327,493 (the "Patent") from the Closing Date through the fourth anniversary of the Closing Date.

2. Patent Reimbursement Fees shall be due and payable on the first day of each calendar quarter for the preceding calendar quarter and shall be remitted separately from Inventory and Royalty Payments due under the Agreement. With respect to Patent Reimbursement Fees, Seller shall have rights of inspection in accordance with Section 2.9 of the Agreement. The parties acknowledge that all current Telephony Products incorporate the teachings of the Patent. The parties agree that the Settlement Agreement is an assumable contract and/or license and is therefore added to Schedule 4.8 as such.

B. Inventory Sales . Section 10.5 of the Agreement is deleted in its entirety and replaced with the following:

(a) Purchaser shall use its reasonable commercial efforts, at Purchaser's expense, to distribute, market and sell the Inventory, for Seller's account, for 48 months following the Closing Date. With respect to any proposed sales of Inventory below Seller's Cost, to the extent Seller's consent is required pursuant to Section 2.7(a)(ii), Seller agrees that such consent will not be unreasonably withheld. Purchaser agrees to pay, and to hold Seller harmless from, any sales, use, excise, import or export or similar tax or duty, resulting from the sale of the Inventory, as well as the collection on withholding thereof, including penalties or interest, as well as any costs associated with the collection or withholding thereof, and all license fees and similar fees levied upon sales of such Inventory. Purchaser will be responsible for all support and fulfillment obligations resulting from the sale of Inventory. Purchaser will conspicuously inform (including in such manner as Seller may reasonably designate) all customers that they must direct to Purchaser all support and maintenance inquiries concerning any of the Inventory.

(b) At the Closing Date Purchaser shall have paid to Seller $5,000,000 approximately $3,500,000 of which is a pre payment for Inventory and title to this Inventory passes to Purchaser upon the Closing Date. Otherwise, title to the Inventory will pass from Seller to Purchaser at the time of delivery to the carrier by Purchaser for shipment to the end-user customer; and as between Seller and Purchaser, risk of loss for the Inventory shall pass to Purchaser and remain with Purchaser, throughout the process of receipt and handling by Purchaser.

(c) Purchaser will exercise reasonable care in the control and handling of Inventory in its possession and will at all times during the term hereof ensure that the Inventory in its possession will be insured against loss, damage or theft pursuant to a comprehensive general liability insurance policy or policies covering replacement cost, including property loss and contractual liability coverages. In addition, Purchaser will name Seller as an additional insured and loss payee under such policies and evidence such coverage by issuance of an insurance certificate, which certificate shall provide for notice of cancellation to Seller thirty (30) days prior to the expiration or termination of, or any material change in said insurance. Seller will segregate and keep segregated all Inventory from any other goods in its inventory while Seller remains the owner of the Inventory whether consigned, bailed, or otherwise provided, to Purchaser. The segregated Inventory will also be identified, in a manner reasonably acceptable to Seller as the property of Seller. Purchaser agrees that a lapse in insurance coverage would not reduce or otherwise affect Purchaser's responsibility to Seller for any damage to, or loss or theft of, the Inventory while the Inventory is in the possession of Purchaser.

(d) Purchaser may only receive and store the Inventory at locations meeting safety and insurance requirements agreed to by the parties from time to time. If any of the Inventory will be kept at a location not owned or leased by Purchaser directly, then Purchaser shall assist Seller to obtain any necessary agreements or filings to protect Seller's rights in the Inventory with all involved third parties. The parties agree to sign appropriately worded Uniform Commercial Code ("UCC") informational filings for bailment or consignment transactions as the case may be, to protect Seller's interest in the Inventory.

C. Expenses. The parties agree that expenses related to any filings under the HSR Act will be equally divided between Seller and Purchaser.

D. General. In the event of inconsistencies between the Agreement and this Amendment, the terms and conditions of this Amendment shall be controlling. Unless specifically modified or changed by the terms of this Amendment, all terms and conditions of the Agreement shall remain in effect and shall apply fully as described and set forth in the Agreement.

         IN WITNESS WHEREOF, the parties have executed this Amendment as of the Effective Date.

CIDCO Incorporated, a Delaware                     CIDCO Communications, LLC, a
corporation                                        Delaware limited liability
                                                   company

By:                                               By:
    -----------------------------                    --------------------------

Name:                                             Name:
    -----------------------------                    --------------------------

Title:                                            Title:
    -----------------------------                    --------------------------