Form 10-K405
period 2000-12-31
CIDCO INC
filed 2001-04-02
CIK 917639

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR
                                   VALUE $.01

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock at $0.9375 on March 23, 2001 was $9,301,661. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares outstanding of the Registrant's Common Stock on March 23, 2001: 14,431,372

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated by reference into Part III (Items 10, 11, 12, and
13) hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  THIS REPORT CONSISTS OF   SEQUENTIALLY NUMBERED PAGES. THE EXHIBIT INDEX IS
                      CONTAINED ON PAGE   OF THIS REPORT.

                               CIDCO INCORPORATED

                                     INDEX

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   10
Item 3.     Legal Proceedings...........................................   10
Item 4.     Submission of Matters to a Vote of Security Holders.........   10

                                   PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................   10
Item 6.     Selected Financial Data.....................................   12
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   13
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk...   23
Item 8.     Financial Statements and Supplementary Data.................   24
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   42

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   42
Item 11.    Executive Compensation and Other Matters....................   42
Item 12.    Stock Ownership of Certain Beneficial Owners and
            Management..................................................   42
Item 13.    Certain Relationships and Related Transactions..............   42

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   43
Signatures..............................................................   45

FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements that involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology such as "may," "intends," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements are only predictions. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward looking statements whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

     Cidco Incorporated ("Cidco" or the "Company"), founded in 1988, is a leader in the delivery of affordable and intuitive personal Internet communications products and services for a mass audience, enabling end-users to communicate simply and easily over the Internet. The Company offers Internet based e-mail and content through devices specifically designed for easy, simple to use Internet access. Cidco's mission is to empower consumers to communicate simply and easily over the Internet without necessity of technical or personal computer knowledge or expertise. When using the Company's products and services, end-users have access to an Internet service provider, e-mail hosting and content in a single, easy to use hardware/software appliance. The Company was incorporated in Delaware in 1988. The Company's principal executive offices are located at 220 Cochrane Circle, Morgan Hill, California (telephone number 408-779-1162). The Company's common stock trades on The Nasdaq Stock Market under the symbol "CDCO".

     Cidco sells an e-mail service that utilizes Cidco designed consumer e-mail appliances sold through the retail channel via relationships with Best Buy, Comp USA, Kmart, Office Max, Radio Shack, Staples, Target and a number of other national and regional retailers. Services available through Cidco's e-mail appliances are on a subscription basis, generating recurring revenue. Additionally, the Company has sold e-mail devices to OEM customers including SBC Inc. (Pacific Bell and Southwestern Bell) and Telefonica de Argentina. Cidco's e-mail appliances use the Internet/telephony networks to enable consumers to handle interpersonal communication in a non-PC environment. Such appliances are used in connection with Cidco's e-mail servers and network. The benefits of Cidco's approach include lower appliance costs and features such as content delivery without the need for a personal computer ("PC").

     In 1996, the Company began developing a line of next-generation, telephone-based "information appliances" which allowed access to the World Wide Web ("Web") and e-mail, as well as services such as traditional Caller ID, Call Waiting and Network Voice Mail. The Company's first such product in the information appliance market was the Cidco iPhone ("iPhone"), developed in conjunction with InfoGear Technology Corporation ("InfoGear"), a privately held corporation in which the Company was an investor. The Company began commercial shipments of the iPhone in the first quarter of 1998. Due to a difficult economic model and a Company restructuring, the Company discontinued the iPhone Division in late 1998 but retained its investment in InfoGear. InfoGear was subsequently acquired by Cisco Systems in 2000.

     While Cidco's iPhone product was ahead of its time, management learned that the e-mail function on the iPhone was perceived as the most valuable feature on the device and also the most commonly used function by many of its early adopters. Capitalizing on its initial investment, in July 1999, Cidco introduced the MailStation, a simple, inexpensive, single-use e-mail device designed to bring e-mail to consumers who do not have access to or the need for a PC in their homes.

     Cidco currently offers a family of information appliances under the "Mivo" name. Commencing with the introduction of the Mivo 200, which has an enhanced hardware design compared to Cidco's prior information appliance product offering, the MailStation, all of Cidco's e-mail appliances now carry the Mivo brand. In February 2001, the Company released the Mivo 200, and former MailStation products were re-designated as "Mivo 100" products. The Mivo 300 is scheduled to be released in the third quarter 2001. This product is an e-mail Internet appliance designed to send and receive e-mail, provide Web pages with personalized Internet bookmarks and allow digital photo capability. Created for flexible communication use anywhere in the home, the Mivo product line is designed for people who may not have or understand how to use a PC but want to send e-mail, or who have a PC in their home but desire a second more portable device for e-mail.

     The Company has a contract with iSyndicate Inc. to provide additional services in the form of content via the Mivo, including headline news, weather, stock quotes and television listings. The Company anticipates that this will be the first step toward offering consumers access to information, commerce and communications, in an intuitive and automated fashion which is convenient and valuable in their everyday lives.

     From its inception in 1988 until December 2000, Cidco was a supplier of advanced telephony products such as Caller ID and Network Service equipment which supported Caller ID, Voice Mail, Three-way Caller Conferencing, Caller ID on Call Waiting and/or other intelligent Network Services being offered by Regional Bell Operating Companies ("RBOCs" and, together with telephone companies "Telcos") as well as Internet service providers ("ISPs"), both domestic and international (the "Telco Business"). These telephony products and services were provided to telephone subscribers primarily through distribution arrangements with Telcos.

     Due to declining revenues and significant losses in the Telco Business, Cidco sold the Telco Business in December 2000. The transaction was structured as a sale of assets under which Cidco sold substantially all of the assets related to the Telco Business, including contracts, inventory, intellectual property, tangible assets and associated goodwill. As consideration for the Telco Business assets, Cidco received $5,000,000 cash at closing. In addition, Cidco is entitled to receive royalty and inventory payments for a period of time after closing.

     After the purchaser of the Telco Business has sold inventory with a cost on Cidco's books at closing of $3.5 million, the purchaser is required monthly to pay to Cidco a cash payment equal to Cidco's cost for additional inventory sold by the purchaser (net of product returns). If the purchaser sells inventory below cost, the purchaser is required to pay to Cidco 80% of the gross proceeds from such sales, and, with limited exceptions, the purchaser must obtain Cidco's consent to make below-cost sales of inventory. The purchaser is not obligated to pay Cidco royalties on inventory it sells below cost. Except for the initial $3.5 million sold to the purchaser at closing, Cidco will retain title to all remaining inventory, which will be consigned to the purchaser. Under the terms of their consignment arrangement, Cidco will grant to the purchaser the exclusive right to sell the remaining inventory.

     Cidco will also be entitled to receive quarterly royalty payments for 48 months after closing based on revenues from sales of telephony products post-closing (including sales of future products derived from intellectual property transferred to the purchaser of the Telco Business). The royalty payments are based on a declining scale: 4% in year 1; 3% in year 2; 2% in year 3; and 1% in year 4.

     Cidco agreed not to compete with the buyer of the Telco Business assets for a period of 48 months after closing. Cidco also agreed to indemnify the buyer for any damages arising out of Cidco's breach of any of its representations or warranties under the definitive sale documents. The Company agreed to indemnify the purchaser of its Telco Business for losses, if any, from breaches of the Company's representations or warranties that occur within one year after the closing sale. The Company's indemnification obligations are limited by a $250,000 deductible and an overall cap of $1 million.

     A special meeting of Cidco stockholders was held on December 8, 2000 at which Cidco's stockholders approved the terms for the sale of the Telco Business. The votes cast at the special meeting of stockholders were as follows:
8,214,104 shares in favor of approving the transaction, 156,851 shares against approving the transaction, and 45,531 abstentions. The transaction closed on December 14, 2000.

     The sale of the Telco Business allows the Company to focus on the information appliance and services business, which the Company believes has greater potential for revenue growth and eventual profitability.

     "CIDCO" is the registered trademark of Cidco and "MailStation" and "Mivo" are trademarks of Cidco. All other product and brand names are trademarks or registered trademarks of their respective holders.

INDUSTRY BACKGROUND

     The Internet has become a mass medium for communications, information and e-commerce. The rapid adoption of e-mail is both a business and social phenomenon. According to 24/7 Media: Email Facts, there were 78 million active e-mail users, aged 13 and older, in the U.S. at year-end 1999, accounting for 35% of the total U.S. population of adults and teens. By the end of 2002, there will be 135 million e-mail users, representing 59% of the overall U.S. population of adults and teens (Source: Emarketer).

     The social phenomenon of e-mail, the world's fastest growing communications medium, has captured the attention of users worldwide. Contrary to the belief that the Internet isolates people from one another, the Pew Internet Project found that 56% of adults say that e-mail has improved their connection with family, while 66% say e-mail has helped them keep in contact with their friends. Sending and receiving e-mail has always been the most common activity of Internet users. The Company's installed base surveys show that women in particular find it valuable for communication since e-mail exchanges have improved friendships and relationships with family members. Based on a recent study by Allied Business Intelligence, the Internet appliance market is set to explode with shipments of 174 million units expected by 2006.

     Much as the telephone was to the 1900's, the Company believes e-mail will be to the 2000's. According to "Messaging Online," in 1999, the U.S. Postal Service delivered over 200 billion pieces of mail, so e-mail volume now outpaces postal mail volume. With the new role of Internet appliances, households will include smart devices that increase effective and simple communications in an increasingly fast paced society. Internet appliances are an innovation for the modern homeowner bringing the essence of simplicity and full-scale digital communications right to the home.

     The appliance revolution started with the telephone, then the microwave, VCR and DVD, and now the Internet appliance. Homes are becoming more digital in nature as simple technologies become increasingly popular. The power of e-mail as a communication medium has become a worldwide phenomenon. Similar to most homes having more than one phone, today's household requires more than one device to send and receive e-mail. Certain demographics, such as older Americans, may view the Internet appliance as a ready communication alternative to the PC.

     The Company has an external independent market research company, Griggs Andersen, survey its installed base and perform focus group studies to help the Company better understand the demographics of its customer base. Based on the findings of Griggs Anderson, the Company has determined that its end-users are generally female (75%), mature (71% over 51 years old), and have modest incomes (68% earn under $49,000 in annual income). The focus group findings also indicate that over one-half of such end-users use e-mail currently, 57% have e-mail access, 33% have a PC at home, and 31% have Internet access at home.

STRATEGY

     The appliance revolution has been characterized by a gradual reduction in price points, which has ultimately made such appliances more affordable and accessible to consumers. The Company's objective is to develop a suite of comparatively inexpensive product and service offerings which will allow end-users to send e-mail or browse the Internet without being connected to a PC. The Company's mission is to empower consumers to communicate simply and easily over the Internet through a range of products and services that will become the primary communication vehicle of residential end-users. To achieve this objective, the Company has developed the following strategy:

  Ease of Use

     The Company has focused on making its products and services intuitive and easy to use. This has been accomplished through development of a simple and intuitive graphical user interface. The Company's objective is to have a consumer open the box, turn the product on and be able to use the service without a user manual. The Company does extensive testing and hosts focus groups to understand and implement feedback on ease of use.

  Be a Low Cost Producer of Internet Appliance Products and Services

     The Company intends to benefit from its ability to reduce manufacturing costs by engineering products conducive to high volume assembly and by stressing low cost manufacturing design while maintaining quality, consistency and reliability. The Company believes that its experience and acquired knowledge will permit it to achieve low manufacturing costs for its products, under current market conditions. Additionally, the Company is continually working with its ISPs, e-mail hosting and content provider partners to ensure the most efficient and cost effective delivery of services that are useful to our end-users.

  Diversify Product and Services Offering

     The Company is expanding its product and services offering. The Mivo 100, formerly sold as the MailStation, debuted in mid-1999. The Mivo 200 began selling in February of 2001, and the Mivo 300 is scheduled to ship in the third quarter of 2001. Additionally, the Company has contracted with iSyndicate, an Internet content aggregator, to provide a wide variety of Internet content to our customers such as headline news, weather, stock quotes, and television listings. The Company intends to continue to emphasize quality, innovation and ease of use in its services and product design.

  Diversify Channels of Distribution

     The Company is seeking to diversify its distribution channels. During 2000, the Company built its retail distribution channel from 80 storefronts to over 14,000 storefronts. The Company is exploring alternative distribution channels that do not conflict with its retail partners. These include expansion into international markets and vertical markets, which include certain business applications, with the goals of broadening the Company's market opportunities.

  Strengthen Infrastructure

     The Company's future success will require, among other things, that the Company improve its operating, information, and e-mail service provider systems. In 1999, the Company established Internet e-mail service provider capabilities in support of its entry into the Internet appliance and service market. The Company has entered into agreements with an e-mail hosting company and three ISPs to provide the backbone for its e-mail service. The services and technology provided by these partners have been integrated with the Company's high volume fulfillment and customer care system. Additionally, the Company recently converted its enterprise-wide accounting and resource planning system to simplify and improve the Company's ability to manage business processes and systems which, in turn, will improve customer retention and new customer acquisition. Development of content, information and commerce on the Company's Internet appliances will necessitate continued investment in these systems and may require significant investment in e-mail and Internet infrastructure or significant new partnership arrangements.

  Leverage Relationships with Retailers

     The Company believes that it has established close working relationships with certain retailers. These relationships enable the Company to garner favorable promotion for its products and to gain valuable insight to market and ultimately consumer acceptance of its products and services. The Company intends to continue to leverage existing and future marketing relationships as it introduces new products.

  Provide High Quality Support and Service

     The Company believes its ability to provide high-quality support and service is essential to its success in developing and retaining certain customer relationships and its subscriber base. The Company offers peak-period telephone product support to ensure a quality end-user experience. This support activity generally parallels retail sales and is seasonal in nature. The Company uses temporary employees and outsources peak loads and activations to handle variations in support volumes. Additionally, the Company handles a growing number of support questions via e-mail and has implemented an automated e-mail response system to enhance the timeliness of its response to customer queries.

PRODUCTS

     The Company introduced an Internet appliance, the iPhone, in 1998. Although this was a technological success, the product was too expensive and the business model would not support subsidization or a lower price. The Company learned that the primary activity on the iPhone was e-mail. Since then, the Company has focused on developing and implementing a "best in breed" e-mail application for Internet appliances. The Company's first e-mail appliance, the Mivo 100, formerly the MailStation, was introduced in July of 1999.

     The Mivo 100 is a simple, inexpensive, single-use e-mail device that is directed primarily to end-users who want e-mail and who do not have access to or the need for a personal computer in their homes. The Mivo 100 uses the Internet/telephony networks to enable consumers to handle interpersonal communication in a non-PC environment. The Mivo 100 is the first in a series of information appliances that the Company intends to offer over the next couple of years. The Company shipped the Mivo 200 in February of 2001 and plans to ship the Mivo 300 in the third quarter of 2001. The Mivo 200 has a modern industrial design, a full size keyboard and one touch access to personalized Internet content. The Mivo 300 will have higher screen resolution, more memory, be able to handle photo attachments to e-mails and have expanded capabilities to obtain customized information in HTML format from the Internet.

     The Company's market research firm, Griggs Anderson, has performed surveys of the Company's installed base and performed focus group studies with potential users in different areas of the country. As a result of these studies, the Company believes there is a substantial market for its products and services for a range of users from those who desire to use e-mail for the first time to those who desire a secondary device to supplement a PC in their home. The Company's demographic research supports this range of users with 57% of the Company's installed base having access to e-mail prior to buying the Company's products and services, 33% owning a PC at home and 31% already having Internet access at home. Affordability is also a key concern of our target market, as 46% of our users have income under $35,000 and 68% have income of $49,000 or under. The focus group also concluded that simplicity was key among our target demographic.

     Priced at under $100, the Mivo 100 is ideal for consumers seeking simple, convenient and affordable electronic communication. Among the features available on Mivo 100 are a picture-driven display screen for easy management of e-mails, automatic sending and receiving of e-mails at times the user selects, touch of the button access to e-mail, and portability, allowing reading and writing of e-mails anywhere in the house. No set up is required to start using the service. Additionally, Mivo 100 provides a "New E-mail" indicator light, a calculator, calendar and clock, an address book that automatically saves incoming e-mail addresses, spell-check, nearly full-size keyboard, one touch adjustable type size for easy reading, printer compatibility with a parallel port, tiltable screen to reduce glare, storage capacity for 400 typical e-mails and is small, portable and light weight (approximately 2 lbs.). The Company's new products, the Mivo 200 and Mivo 300, also include a new modern industrial design, a full size keyboard and customized Internet content. The Mivo 300 goes the next step by providing customized Internet content in HTML format, allowing interactive content requests, supporting photo attachments, improved 16 grayscale display and larger storage capacity for 800 typical e-mails, including capacity for up to 5 photos.

     End-users subscribe to the Company's service by calling an activation number provided with the product literature at the time of purchase. Historically, retailers have experienced a return rate of approximately 10% in gift giving seasons and less at other times of the year. Approximately 85% of end-users who choose an annual subscription plan are still customers after 12 months and approximately 65% of users who choose a month-to-month plan are still customers after 12 months. Generally, 60% of our end-users subscribe to annual plans while the remaining 40% subscribe to a month-to-month plan. These retention numbers are slightly better than the Company assumed when originally evaluating this business model. Subscribers are charged a one-time activation fee of $10. The cost of the monthly service and the suggested retail price for the products are detailed in the table below.

     The Company's family of products includes the following principal models:

                                                                       TYPICAL
               MEMORY                                                 HARDWARE      TYPICAL MONTHLY
MODEL NO.     CAPACITY               PRODUCT FEATURES               RETAIL PRICE     SERVICE PLAN
---------   ------------             ----------------              ---------------  ---------------
Mivo 100    400           Standard Internet E-mail (POP3 & SMTP);  $79.00 - $99.00      $ 9.95
            Typical       Graphical 6"x2.25" Display; Uses Simple
            Messages      Intuitive Screens; Portable; Weighs 2.2
                          Pounds; Operates On AA Batteries;
                          Compose and Save E-mail Offline; Access
                          New Messages With a Single Press of a
                          Button; Large Keyboard, 16.5 mm Pitch.

Mivo 200    400           Standard Internet E-mail (POP3 & SMTP);          $129.95      $12.95
            Typical       Graphical 6"x2.25" Display; Uses Simple
            Messages      Intuitive Screens; Portable; Weighs
                          under 2 Pounds; Operates On AA
                          Batteries; Compose and Save E-mail
                          Offline; Access New Messages With a
                          Single Press of a Button; One-touch
                          Access to Personalized Internet
                          Content; Modern Industrial Design;
                          Full-Size Keyboard and Navigation
                          Button.

Mivo 300    800           Standard Internet E-mail (POP3 & SMTP);          $179.95      $14.95
            Typical       Graphical 16 Grayscale 6"x2.25"
            Messages;     Display; Uses Simple Intuitive Screens;
            capacity for  Portable; Weighs under 2 Pounds;
            up to 5       Operates On AA Batteries; Compose and
            photos        Save E-mail Offline; Access New
                          Messages With a Single Press of a
                          Button; One-touch Access to HTML
                          Customized Internet Information with
                          Graphics, Images and Text; Modern
                          Industrial Design; Full-Size Keyboard
                          and Large Navigation Buttons.

DISTRIBUTION

     The Company's distribution strategy is to make its products available to potential end-users through multiple distribution channels. These channels are:

  Retail

     The Company prefers to deal with consumers in the United States through the retail channel. Under this model the Company acts as the service provider and is able to generate high-margin recurring revenue. Although the initial distribution of the Company's Internet appliance products occurred through certain OEM relationships with major telephone companies and through direct sales to consumers, during 2000, the Company built its retail distribution channel, which became the primary distribution channel in the second half of the year.

     The Company began the year with only one retailer (80 storefronts) and ended the year ended with over 14,000 storefronts and over 30 retailers, distributors, catalog distributors and shopping networks. The retailers started to recognize during the year that the information appliance category was a viable category and that Cidco was a leader in the category. This recognition and a good 2000 holiday season solidified relationships with the retailers prompting a plan by the major retailers to commit advertising space throughout 2001 to promote Cidco's products.

     Cidco will continue to emphasize retailer circular advertising to get the most efficient and effective use of advertising resources. Additionally, strong relationships with the retailers ensure good feedback relative to the Company's product performance, competitor performance and market trends. It should be noted that the retail distribution channel is somewhat seasonal, with a large percentage of annual sales into this channel occurring in the fourth quarter. Consequently, support and service for subscribers is also somewhat seasonal with gift giving times of the year, particularly the Christmas season. This seasonality makes it necessary to have a flexible and dynamic employee base to deal with spikes in demand.

  OEM Sales

     The Company sells its Mivo products to OEMs, primarily large telephone companies, on a one-time hardware sales basis. These sales typically involve large unit quantities and are typically nonrecurring. During 1999, Telephonica de Argentina was the primary OEM customer. During 2000, the Company sold a number of units to SBC as part of SBC's program to enter the e-mail service provider business. SBC has discontinued these efforts.

     Although the Company has not pursued the OEM channel for sales in the United States, the OEM model makes sense for the Company when dealing with international markets. The Company has chosen this channel for international markets due to the resources and specialized knowledge required to sell, service and set-up the required e-mail infrastructure in foreign markets.

  Vertical Markets

     The Company continues to explore alternative channels. The Company is considering relations with various affinity groups, multi-level marketing groups, airlines and auto clubs. Developing these relationships has typically required a longer lead time than relationships in the retail channel and generally has required some form of customized applications. Additionally, sales to these types of accounts are much less predictable than sales generated via the retail channel.

  Significant Customers

     For the year ended December 31, 2000, sales to Southwestern Bell represented 43% of the Company's sales. In 1999, sales to Telefonica de Argentina represented 53.4% of the Company's sales. Because the Company launched its e-mail products and service business in 1999, there were no sales in 1998.

RESEARCH & DEVELOPMENT

     The Company's product development efforts are focused on new products and services that support additional Internet/electronic messaging, product enhancements, and the continued improvement of hardware components to reduce manufacturing costs. The Company believes that product and technology leadership along with a low-cost offering are keys to long-term success in an industry that evolves as rapidly as the Internet appliance market does today. Furthermore, the Company believes that its future operating results will depend on its ability to continue to enhance existing products and services and to bring new products and services to market in a timely manner, while meeting market and customer requirements.

     The Company's development group is experienced in engineering consumer products and services in the telecommunications and computer industries. The Company uses extensive contracted engineering services to leverage experts in various disciplines while not requiring permanent headcount to achieve the same development. Additionally, the Company utilizes its contract manufacturer for much of the electrical and mechanical design of the products. The development group focuses on the greatest value add areas of software development and user interface development to provide end-users the easiest to use, intuitive interface for the product and services. The Company's products utilize proprietary electrical, mechanical and software designs. The development group's experience with consumer products helps the Company ensure that its products and services are simple and easy-to-use and provide an intuitive user experience.

     In 2000 and 1999, the Company's research and development expenditures were $3.6 million and $2.7 million, respectively. Research and development expenses primarily have represented salaries and benefits, tooling, contracted engineering services, and supplies for research and development activities.

     At December 31, 2000, five employees were engaged in product and services development. There can be no assurance that the Company's product and services development efforts will result in commercially successful products, services or applications, or that the Company's products and services will not be rendered obsolete by changing technology or new product or service introductions by others.

MANUFACTURING

     The Company's products are manufactured for the Company by a third party, Inventec, which is headquartered in Taiwan with manufacturing facilities in China. The Company's manufacturing operations are limited to the testing, quality control and shipping of finished products. The Company's contract manufacturer has been certified pursuant to ISO 9002. The Company's manufacturer performs comprehensive inspection, testing and statistical process control testing. To date, the Company has not experienced significant product warranty returns.

COMPETITION

     The market for the Company's products is highly competitive and subject to rapid technological change. The Company's e-mail appliance products and service presently competes with Landel Technologies and V-Tech. Certain of these companies have significantly more financial and technical resources than the Company. In particular, V-Tech is a large manufacturer of cordless phones and electronic toys. Additionally, several large manufacturers have focused on the Web terminal market place which does not directly compete with e-mail appliances, but may attract customers to an alternative device at the high end of the user spectrum who desire greater functionality than that provided by a comparatively simple e-mail appliance. This segment of the market place is generally characterized by scaled down PC technology and has difficulty competing with low cost PCs and inexpensive Internet appliances. Companies in this segment of the market include Gateway, Compaq and Intel.

     The introduction of new competitive products into one or more of the Company's markets could have a material adverse effect on the Company's business, results of operations or financial condition. The Company expects competition to increase in the future from existing and new competitors. The Company believes that the principal competitive factors in its market are knowledge of the requirements of the various retailers, product reliability, content, product design, service reliability, ease of use, customer service and support, and product price relative to performance. The Company believes it presently competes favorably with respect to each of these factors.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

     The Company currently has one patent application on file with the United States Patent and Trademark Office relating to the Internet appliance business. The Company has no significant licenses.

     In addition, although the Company owns the user interface, software and the new updated industrial design used in its Mivo product line, which the Company believes provides significant value to consumers, Inventec, the Company's third party manufacturer, owns substantially all of the intellectual property employed in the hardware for our Internet appliance products. So long as the Company meets certain volume thresholds, Inventec may not sell similar products in the United States, Mexico and Canada. The Company has entered into agreements with an e-mail hosting company and three ISPs to provide the backbone for its e-mail service and with iSyndicate to provide content.

     The Company relies on trade secrets, copyrights, trademarks and contractual provisions to protect its proprietary rights. Therefore, there can be no assurance that the Company's protective measures will be adequate to protect the Company's proprietary rights, that others have not or will not independently develop or otherwise acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company or be adequate to safeguard and maintain the Company's proprietary rights. In addition, the laws of certain countries in which the Company's products may from time to time be sold may not protect intellectual property rights to the same extent as the laws of the United States.

     The Internet appliance industry, like many technology-based industries, is susceptible to claims and litigation involving patent and other intellectual property rights. The Company from time-to-time may be notified by third parties that they believe the Company may be infringing patents or other proprietary rights of third parties. The Company has in the past and may in the future have to seek a license under such patent or proprietary rights, or redesign or modify their products and processes in order to avoid infringement of such patent or other proprietary rights. There can be no assurance that such a license would be available on acceptable terms, if at all, or that the Company could so avoid infringement of such patent or proprietary rights, in which case the Company's business, financial condition and results of operations could be materially and adversely affected. Additionally, litigation may be necessary to protect the Company's proprietary rights. Any claims or litigation involving the Company's intellectual property rights may be time consuming and costly, or cause product shipment delays, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     At December 31, 2000, the Company employed 127 full-time persons, of whom 5 were engaged in product development, 11 in sales and marketing, 57 in customer service/call center, 24 in operations, 11 in information services and 19 in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

     As of March 26, 2001, the executive officers of the Company are as follows:

                 NAME                   AGE                   POSITION
                 ----                   ---                   --------
Paul G. Locklin.......................  55     President, Chief Executive Officer and
                                               Chairman of the Board of Directors
Richard D. Kent.......................  44     Chief Financial Officer, Chief
                                               Operating Officer and Corporate
                                               Secretary
William A. Sole.......................  43     Executive Vice President, Worldwide
                                               Sales and Marketing

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

WILLIAM A. SOLE, EXECUTIVE VICE PRESIDENT, WORLDWIDE SALES AND MARKETING

     William A. Sole joined Cidco in April 1998 and serves as the Executive Vice President of Worldwide Sales and Marketing. Prior to joining Cidco, Mr. Sole served as Vice President of Sales at Voysys, a maker of small business voice mail systems and integrated voice communication systems. During the two years prior to employment with Voysys, Mr. Sole held various senior sales and marketing positions at Wyse Technology. Mr. Sole received a B.A. in Materials Logistics Management from Michigan State University and an MBA from Pepperdine University.

ITEM 2. PROPERTIES

     The Company's principal administration, development, distribution and support facility is located in Morgan Hill, California and consists of two buildings of approximately 81,000 square feet under leases that expire in March 2006. The Company owns a 3.24-acre parcel in the same business park. The Company also leases approximately 6,500 square feet of storage space in Morgan Hill, California. The Company leases approximately 1,100 square feet of office space in Palo Alto, California under a lease that expires in November 2002, which has been sublet. Additionally, the Company leases approximately 6,095 square feet of office space in Mountain View, California for its development group under a lease that expires in March 2005. In addition, the Company retains storage space in Salinas, California, based on square footage used during the month and leased on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, the Company is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of Cidco stockholders was held on December 8, 2000 at which Cidco's stockholders were asked to approve the terms for the sale of the Telco Business. The votes cast at the special meeting of stockholders were as follows: 8,214,104 shares in favor of approving the transaction; 156,851 shares against approving the transaction; and 45,531 abstentions. The transaction closed on December 14, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CDCO.

     The following table sets forth for the periods indicated the high and low closing sales price per share of Common Stock on The Nasdaq Stock Market as reported by Nasdaq:

                                                       HIGH      LOW
                                                      ------    -----
2000
1st Quarter.........................................  $ 8.00    $4.00
2nd Quarter.........................................  $ 5.88    $2.75
3rd Quarter.........................................  $ 4.63    $2.69
4th Quarter.........................................  $ 3.38    $1.16
1999
1st Quarter.........................................  $ 4.88    $2.75
2nd Quarter.........................................  $ 7.75    $3.88
3rd Quarter.........................................  $16.13    $7.25
4th Quarter.........................................  $14.25    $3.88

     As of December 31, 2000, there were 133 holders of record of the Company's Common Stock, which does not include those beneficial owners whose shares are held in street or nominee name.

     The Company has not declared dividends on its Common Stock and does not anticipate declaring dividends in the foreseeable future. The Company expects to retain future earnings, if any, for use in the operation of its business.

     On January 27, 1999, the Company announced the board of director's authorization to purchase up to two million shares of its outstanding Common Stock. The authorization was for a period of one year, which expired on January 31, 2000. As of January 31, 2000, the Company had repurchased approximately 713,000 shares at an aggregate purchase price of $3.2 million.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  2000       1999       1998      1997      1996
                                                --------   --------   --------   -------   -------
STATEMENT OF OPERATIONS DATA:
  Sales.......................................  $ 12,460   $  9,143   $     --   $    --   $    --
  Selling and marketing.......................    31,919      5,733         --        --        --
  Research and development....................     3,635      2,653         --        --        --
  Loss from continuing operations.............   (23,361)   (11,072)        --        --        --
  Income (loss) from discontinued
     operations...............................   (15,464)    11,042    (51,439)   12,910    18,523
  Net income (loss)...........................   (40,744)       (30)   (51,439)   12,910    18,523
  Net loss per share from continuing
     operations -- basic and diluted..........     (1.68)     (0.81)        --        --        --

                                                                AS OF DECEMBER 31,
                                                --------------------------------------------------
                                                  2000       1999       1998      1997      1996
                                                --------   --------   --------   -------   -------
BALANCE SHEET DATA:
  Cash and cash equivalents...................  $ 12,699   $ 29,323   $ 12,349   $48,253   $26,509
  Short-term investments and restricted
     cash.....................................    12,101     10,546     13,975    26,486    38,560
  Working capital.............................    35,791     70,815     70,238   112,980   110,469
  Total assets................................    73,578     96,331    107,667   173,428   152,613
  Stockholders' equity........................    39,189     78,181     80,402   130,730   128,846

QUARTERLY DATA:
(in thousands, except per share data; unaudited)

                                                               YEAR ENDED DECEMBER 31, 2000
                                                         ----------------------------------------
                                                          FIRST     SECOND     THIRD      FOURTH
                                                         QUARTER    QUARTER   QUARTER    QUARTER
                                                         --------   -------   --------   --------
Sales..................................................  $    666   $ 6,597   $  1,507   $  3,690
Gross margin...........................................      (674)    1,923       (769)      (966)
Income (loss) from continuing operations...............    (4,770)   10,351    (10,555)   (18,386)
Loss from discontinued operations......................    (5,610)   (2,472)    (1,533)    (7,769)
Net income (loss)......................................   (10,380)    7,879    (12,088)   (26,155)
Basic loss per share from continuing operations(1).....     (0.35)     0.75      (0.76)     (1.32)
Diluted loss per share from continuing operations(1)...     (0.35)     0.72      (0.76)     (1.32)

                                                               YEAR ENDED DECEMBER 31, 1999
                                                         ----------------------------------------
                                                          FIRST     SECOND     THIRD      FOURTH
                                                         QUARTER    QUARTER   QUARTER    QUARTER
                                                         --------   -------   --------   --------
Sales..................................................  $     --   $    --   $  5,428   $  3,715
Gross margin...........................................        --        --        309        226
Loss from continuing operations........................    (1,661)   (2,362)    (3,168)    (3,881)
Income (loss) from discontinued operations.............     3,203     4,411      3,682       (254)
Net income (loss)......................................     1,542     2,049        514     (4,135)
Basic and diluted loss per share from continuing
  operations(1)........................................     (0.12)    (0.18)     (0.23)     (0.28)

---------------
(1) For an explanation of the number of shares used to compute earnings per share, see Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the financial statements and supplementary information thereto in Part II, Item 8 of this Annual Report.

HISTORICAL BACKGROUND

     The Company was incorporated in July 1988 to design, develop and market subscriber telephone equipment that would support Caller ID, Caller ID on Call Waiting, Voice Mail, Three-way Caller Conferencing and other Network Services then being introduced by Telcos. The Company began operations in 1989, initially funding its business with a capital investment made by its founders. Prior to its initial public offering, the Company financed its growth principally through internally generated funds and short-term borrowings. In March 1994, the Company completed its initial public offering of Common Stock and had two subsequent public offerings in 1994 resulting in capital infusions to the Company totaling approximately $59.4 million.

     Historically, the Company's telephony products and services were provided to telephone company subscribers primarily through distribution arrangements with Telcos. These sales were generally a one-time sale to the end-user. As penetration rates of Network Services increased throughout the United States, incremental customer acquisitions became more expensive. Consequently, volumes and profits declined. Despite a number of down-sizings over the last couple of years the Company had losses from operations in 1998, 1999 and 2000.

     In July of 1999, Cidco introduced its e-mail appliance, the Mivo 100, formerly the MailStation. Cidco's Mivo 100 is a simple, inexpensive, single-use e-mail device, which uses the Internet/telephony networks to enable consumers to handle interpersonal communications in a non-PC environment. The Mivo 100 was the first in a series of Internet appliances that the Company plans to roll out within the next couple of years. Cidco distributes its Mivo product line primarily through established retail outlets, including Best Buy, Comp USA, KMart, Office Max, Radio Shack, Staples and Target.

     Mivo products are sold primarily through the retail channel, with some sales coming from OEMs. Sales of e-mail appliance products sold through the retail channel are recognized based on the service contract that the end-user subscribes to upon activation of the service, less reserves for anticipated returns. Sales associated with the service provided to customers are recognized monthly as the services are utilized. In other words, if the end-user subscribes to an annual contract the product sale, the corresponding cost of sale and the service revenue are amortized over 12 months. If on the other hand, the end-user subscribes to a month-to-month contract the total product sale, the total corresponding cost of sale and the first month of service are recognized upon activation. OEM sales are one-time product only sales and are recognized upon shipment, less reserves for anticipated returns.

     From its inception in 1988 until December 2000, Cidco was a supplier of advanced telephony products such as Caller ID and Network Service equipment which supported Caller ID, Voice Mail, Three-way Caller Conferencing, Caller ID on Call Waiting and/or other intelligent Network Services being offered by RBOCs as well as ISPs, both domestic and international. These telephony products and services were provided to telephone subscribers primarily through distribution arrangements with Telcos.

     Due to declining revenues and significant losses in the Telco Business, Cidco sold the Telco Business in December 2000. The transaction was structured as a sale of assets under which Cidco sold substantially all of the assets related to the Telco Business, including contracts, inventory, intellectual property, tangible assets and associated goodwill. As consideration for the Telco Business assets, Cidco received $5,000,000 cash at closing. In addition, Cidco is entitled to receive royalty and inventory payments for a period of time after closing.

     This Report contains forward-looking statements that involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology such as "may," "intends," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements are only predictions. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of sales from continuing operations represented by certain line items in the Company's income statement:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     2000      1999     1998
                                                    ------    ------    -----
Sales.............................................   100.0%    100.0%
Cost of sales.....................................   104.1      94.2
                                                    ------    ------
Gross margin......................................    (4.1)      5.8
                                                    ------    ------
Operating expenses:
  Research and development........................    29.2      29.0
  Selling and marketing...........................   256.2      62.7
  General and administrative......................    32.2      48.4
                                                    ------    ------
                                                     317.5     140.1
                                                    ------    ------
Loss from operations..............................  (321.7)   (134.3)
Other income......................................   134.2      13.2
                                                    ------    ------
Loss before income taxes..........................  (187.5)   (121.1)
Provision (benefit) for income taxes..............      --        --
                                                    ------    ------
Loss from continuing operations...................  (187.5)   (121.1)
Income (loss) from discontinued operations........  (139.5)    120.8    100.0%
                                                    ------    ------    -----
Net loss..........................................  (327.0)%    (0.3)%  100.0%
                                                    ======    ======    =====

2000 COMPARED TO 1999

  Sales

     Sales of e-mail appliance products sold through the retail channel are recognized based on the service contract that the end-user subscribes to upon activation of the service. Sales associated with the service provided to customers are recognized monthly as the services are utilized. In other words, if the end-user subscribes to an annual contract, the product sale, the corresponding cost of sale and the service revenue are amortized over 12 months. If the end-user subscribes to a month-to-month contract, the total product sale, the total corresponding cost of sale and the first month of service are recognized upon activation. OEM sales are one-time, product-only sales and are recognized upon shipment.

     Sales increased 36% from $9.1 million in 1999 to $12.5 million in 2000. OEM sales decreased 23% from $8.2 million in 1999 to $6.3 million in 2000. Unit sales in the OEM channel decreased 27% from approximately 52,000 in 1999 to approximately 38,000 in 2000 while the average selling price of these units increased from approximately $138 per unit to approximately $143 per unit. OEM sales are primarily one-time hardware sales to large telephone companies, which provide their own e-mail service. As the Company's primary focus is to build its own service business and the corresponding recurring revenue from subscriptions, the Company has deemphasized the OEM channel, causing the decline in sales. Conversely, sales from the Company's main recurring revenue channel have increased from $918 thousand to $6.2 million. This is made up of service revenue, which increased from $97 thousand in 1999 to $2.7 million in 2000, and hardware revenue, which increased from $821 thousand in 1999 to $3.4 million in 2000. The increase of revenue from the Company's e-mail service business is a direct result of its emphasis on building this channel. The two primary factors were increases in the retail storefronts and the increase in advertising spending. Retail storefronts increased from 80 at the end of 1999 to over 14,000 by the end of 2000. Additionally, the Company's spending on advertising increased from $0.9 million in 1999 to over $22.0 million in 2000.

  Gross Margin

     Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturer, all costs associated with procuring and warehousing the Company's inventory, the cost of wholesale ISP services and the cost of wholesale e-mail hosting services. Gross margin as a percentage of sales decreased from a positive 6% in 1999 to a negative 4% in 2000. The positive gross margin in 1999 reflects the dominance of the OEM channel in that year. The slightly negative gross margin in 2000 reflects the emergence of the Company's e-mail service business. Initially, the e-mail service business has very slim to negative margins as the initial hardware sale to the retailer is subsidized by approximately $15 per unit. Following the critical retail sale, the Company receives recurring subscription revenue with strong service margins, which may be as high as 80%. As this business grows and the recurring revenue builds as a percentage of total revenue, margins may exceed 50% overall.

  Research and Development Expenses

     Research and development expenses include salaries and benefits for personnel, tooling, contracted engineering services, and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments in tooling, which are amortized as research and development expenses over a period of two years. Research and development expenses increased 27% to $3.6 million in 2000 from $2.7 million in 1999, primarily due to increased spending on new product and service development projects. The research and development spending reflects usage of contracted engineering services to leverage experts in various disciplines while hiring regular employees on a selective basis. The Company expects research and development expenses will continue to increase in absolute terms, but decrease as a percentage of sales as the Company builds this business.

  Selling and Marketing Expenses

     Selling and marketing expenses include customer acquisition costs, personnel costs, advertising costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased from $5.7 million in 1999 to $31.9 million in 2000, reflecting a significant promotional and advertising campaign designed to increase awareness of the product category, the Company and our products and services. Selling and marketing expenses increased from 63% of sales in 1999 to 256% of sales in 2000. The Company anticipates that selling and marketing expenses will decline in absolute dollars and as a percentage of sales to between 60% and 70% of sales in 2001 as the Company's business plan calls for less advertising spending while leveraging retailer circular advertising to help drive primary demand for the Company's products and services.

  General and Administrative Expenses

     General and administrative expenses include salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased from $4.4 million in 1999 to $4.0 million in 2000 and as a percentage of sales decreased from 48% in 1999 to 32% in 2000. These decreases reflect decreased headcount and corresponding spending in the general and administrative area. The Company believes that general and administrative expenses will decrease slightly in absolute dollars in 2001 and will decrease significantly as a percentage of sales.

  Other Income

     Other income in 2000 primarily reflects the sale of the Company's interest in InfoGear Technology Corporation, which was acquired by Cisco Systems in 2000. The Company recorded a gain of approximately

$15.5 million related to this sale. Interest income from the investment of available cash balances makes up the majority of the balance of interest and other income.

  Provision for (benefit from) Income Taxes

     The provision for (benefit from) income taxes reflects an effective tax rate of 0.0% in 2000 and 1999. The Company expects no tax provision in 2001 due to the availability of loss carry-forwards.

1999 COMPARED TO 1998

     Comparisons for 1999 and 1998 are not provided as the Company launched its e-mail products and service business in 1999. There was no activity related to this business in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $16.6 million during 2000 primarily from cash used in operations of $35.3 million, the acquisition of property and equipment of $2.0 million and the restriction of $5.4 million of cash as security for commercial letters of credit. Offsets include the sale of Telco assets of $5.0 million, the sale of short-term investments of $19.3 million, and the issuance of Common Stock of $1.8 million. Cash used in operations of $35.3 million was attributable to a net loss of $40.7 million, net of a gain on exchange of securities of $15.5 million, an increase in deferred cost of sales of $10.9 million and other current assets of $2.4 million and a decrease in accrued liabilities of $0.5 million, which was offset by an increase in deferred revenue of $11.2 million and accounts payable of $5.3 million, a decrease in inventory of $9.0 million and accounts receivable of $5.3 million, and depreciation and amortization of $4.2 million.

     The Company's working capital as of December 31, 2000 was $35.8 million compared to $70.8 million as of December 31, 1999. The decrease of working capital was due to a decrease in cash, restricted cash and short-term investments of $15.1 million, inventory of $12.0 million, accounts receivable of $5.3 million and an increase in deferred revenue of $11.2 million and accounts payable of $5.3 million. Offsetting the above changes was an increase in deferred cost of sales of $10.9 million and other current assets of $2.4 million and a decrease in accrued liabilities and taxes of $0.6 million.

     The Company is currently negotiating for a line of credit. There is no guarantee that the Company will be successful in this negotiation. As of December 31, 2000, the Company had no line of credit. Such a line of credit, if obtained, would be primarily used to secure letters of credit used to purchase inventory from international suppliers. In the absence of a line of credit, the Company will secure such letters of credit with cash.

     The Company plans to continue to invest in its infrastructure, including information systems, to gain efficiencies and meet the demands of its markets and customers. The Company believes its 2001 capital expenditures will be less than $1.0 million. The 2001 capital expenditures are expected to be funded from available working capital. Additionally, the Company plans to invest significantly in marketing programs to increase e-mail subscriber growth related to the Mivo 100 and subsequent products. The Company may spend as much as $15 million on these marketing programs. The planned expenditure level is subject to adjustment as changing economic conditions necessitate. The Company believes its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements beyond the next twelve months. However, due to the level of investment required to build the awareness for the Internet appliance market and to establish the Company and its products and services, the Company is exploring strategic alternatives to provide additional funding and enhance stockholder value. The Company has engaged TM Capital Corp., a New York-based investment banking firm to act as financial advisor in connection with the Company's evaluation of strategic alternatives. These strategic alternatives may include investment by a strategic partner, acquisition of the Company by an interested party or other funding alternatives.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE INTERNET APPLIANCE BUSINESS REVENUES ARE NOT EXPECTED IN THE NEAR TERM TO REPLACE THE REVENUES FROM THE SOLD TELCO BUSINESS, WHICH WOULD CAUSE US TO OPERATE AT A LOSS.

     Although experiencing significant declining revenue, our Telco Business comprised approximately 85% of our revenue for the nine-month period ending September 30, 2000, and more than 90% for each of our three prior fiscal years. Our Internet appliance business sales to subscribers has grown steadily, with a seasonal increase in the fourth quarters of 1999 and 2000. However, we do not expect these revenues to equal or exceed the revenues from our Telco Business in the near term, and we will be operating at a loss.

THE INTERNET APPLIANCE BUSINESS HAS INCURRED SIGNIFICANT LOSSES SINCE INCEPTION, AND WE EXPECT THESE LOSSES TO CONTINUE INTO CALENDAR YEAR 2002.

     We commenced our Internet appliance business in July 1999 and it has incurring significant losses since inception. We expect these losses to continue into calendar 2002. We will need to achieve significantly higher revenues to achieve profitability. We may not be successful in increasing our Internet appliance business revenues or generating acceptable margins. In addition, the operation of the Internet appliance business as a standalone business may not be a profitable business enterprise. If we are unable to achieve significantly greater revenue and significantly greater recurring revenue from our Internet appliance business, our losses will likely continue indefinitely. If this occurs the market price of our common stock could suffer.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING FUTURE RESULTS DIFFICULT.

     We began offering the Mivo 100 for sale in July 1999. We have a very limited operating history in the Internet appliance business, which makes it difficult to predict the future results. You must consider our prospects in light of the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

     - market acceptance of Internet appliances;

     - consumer demand for, and acceptance of our Mivo 100 product and follow-on Mivo products;

     - our ability to create user-friendly applications;

     - our ability to use advertising effectively to create brand awareness and drive subscriber growth;

     - our ability to contract with content and service providers who will furnish information and services our customers find useful; and

     - our unproven and evolving business model.

WE MAY NOT BE ABLE TO SUSTAIN OR ACCELERATE SUBSCRIBER GROWTH, OR SUSTAIN OR ACCELERATE RECURRING REVENUE FROM THE MIVO 100 AND THE NEW MIVO PRODUCT LINE.

     The Internet appliance market is relatively new and undeveloped and demand for products like our Mivo product line may not increase or be sustained, and our current or future products may not have market acceptance in that product category. Many of our potential customers have never purchased Internet service for personal use, used the Internet or e-mail or engaged in e-commerce transactions. We must convince these potential users to purchase our Internet appliance product offerings and continue to pay a subscription fee for services. Our acquisition costs per subscriber are currently very high due to the significant costs associated with advertising, development of the retail distribution channel and our brand marketing campaign, and our relatively low number of subscribers. If we do not achieve significant subscriber growth and our cost per subscriber is not significantly reduced, we will not generate meaningful revenue at acceptable margins or achieve profitability.

     In addition, we are not certain that our customers will be willing to continue to pay subscription fees over the longer term, or that the rate at which subscribers do not renew (the "churn" rate) will not increase significantly over time. To the extent that the subscription model is not successful, because market acceptance for our products declines, or other business models evolve in connection with the evolving Internet appliances market, or our "churn" rate increases, we might have future unexpected declines in revenue. In addition, if our recurring revenue from subscriptions does not increase significantly, we will not generate improvement in our gross margins.

WE DERIVE OUR REVENUE PRIMARILY FROM A SINGLE PRODUCT LINE. IF WE DO NOT DESIGN AND EFFECTIVELY INTRODUCE NEW PRODUCTS, OUR PRODUCTS WILL BECOME OBSOLETE AND OUR BUSINESS WILL SUFFER.

     Currently our business consists of an e-mail subscription service. Competitors may erode our existing market for e-mail service. We may not be able to correctly anticipate or timely develop and introduce products or services which meet the requirements of a changing marketplace or which will achieve market acceptance. If we do not timely develop and introduce new products in our e-mail appliance product line as expected in 2001, we may not be able to sustain our existing relationships with retailers.

IF WE ARE NOT ABLE TO DEVELOP AND SUSTAIN SUCCESSFUL RELATIONSHIPS WITH CONTENT PROVIDERS, E-MAIL HOSTING PROVIDERS, INTERNET SERVICE PROVIDERS AND OTHER THIRD PARTIES IMPORTANT TO THE INTERNET APPLIANCE BUSINESS, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

     Our products include content from third parties. All of our products will require the services from Internet service providers and e-mail hosting providers. Our relationships with content or service providers may not continue and we may not develop relationships with additional or replacement content or service providers. Without such relationships, we may not sustain or increase market acceptance on demand for our Internet appliance products with existing and new customers. Our inability to obtain and provide content or services could result in delays in the development or delivery of new products and the loss of existing or potential customers. Moreover, if the content is not appealing to customers, inferior in quality or less desirable than content available otherwise, we could face decreased demand for our products and services.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE AND RAPIDLY EVOLVING INTERNET APPLIANCE INDUSTRY.

     The markets for Internet appliances and Internet access service are intensely competitive, evolving and subject to rapid technological change. We compete for customers directly with V-Tech, and indirectly with companies such as Intel and Microsoft.

     Virtually all of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger installed base of customers than we do. In addition, many of our competitors have nationally known brands and have extensive knowledge of our industry. Moreover, our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address consumer needs or to combine hardware product and service offerings. We expect the intensity of competition in this market to increase in the future. Increased competition is likely to result in price reductions, reduced or negative margins and difficulty in gaining market share. Any of these effects could seriously harm our business.

WE ARE HIGHLY DEPENDENT ON A SOLE SOURCE COMPONENT SUPPLIER AND BECAUSE OF SUCH DEPENDENCE, WE MAY EXPERIENCE PRODUCT DELIVERY DELAYS.

     Many of the key components used in our products are available either only from single sources or, even if potentially available from multiple sources, involve relatively long lead times to manufacture, such that we cannot quickly obtain additional supply without incurring significant incremental costs. In general, we do not have supply contracts with our suppliers and order parts on a purchase order basis. Our inability to obtain sufficient quantities of components required, or to develop alternative manufacturing capability if and as required in the future, could result in delays or reductions in product shipments that could materially and adversely affect our business, results of operations and financial condition.

BECAUSE WE DO NOT HAVE DIRECT QUALITY CONTROL OVER OUR PRODUCT MANUFACTURING, WE MAY BE SUSCEPTIBLE TO EXCESSIVE PRODUCT WARRANTY RETURNS, WHICH COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

     Our products are manufactured for us by a third party, Inventec, which is headquartered in Taiwan with manufacturing facilities in China. Although our manufacturer has been certified pursuant to ISO 9002 and performs comprehensive inspection, testing and statistical process control testing, we cannot assure you that our manufacturer may not from time to time produce products that result in excessive returns. If we were to experience an excessive amount of product warranty returns, this could have a materially adverse affect on our business, results of operations and financial condition.

OUR MANUFACTURER ALSO HAS THE RIGHT TO SELL OR LICENSE THE HARDWARE TECHNOLOGY USED IN OUR PRODUCTS TO THIRD PARTIES THAT MAY COMPETE WITH US.

     Inventec owns substantially all of the intellectual property employed in the hardware for our Internet appliance products. So long as we meet certain volume thresholds, Inventec may not sell similar products in the United States, Mexico and Canada. Inventec is not restricted from selling or licensing its intellectual property, selling the hardware to third parties, or manufacturing for third parties products containing such hardware. Third parties could use Inventec intellectual property to compete against us.

OUR PRIMARY MANUFACTURER MAY BE SUBJECT TO POLITICAL TURMOIL, UPHEAVAL OR NATURAL DISASTER.

     If our primary manufacturer is unable to manufacture our products due to natural disasters, political turmoil or other reasons, or if Inventec refuses to provide its manufacturing services on a timely basis and on commercially acceptable price terms and alternative providers of these services are not available on acceptable terms, our revenues may decline dramatically and our operating expenses could increase significantly. Moreover, reliance on contract manufacturers in foreign countries subjects us to risks of:

     - political instability,

     - financial instability,

     - expropriation,

     - currency controls and exchange fluctuations, and

     - changes in tax laws, tariffs and rules.

IF OUR BRAND DOES NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO EXPAND AND MAINTAIN OUR USER BASE, OUR REVENUES MAY NOT GROW AND OUR FINANCIAL PERFORMANCE MAY SUFFER.

     We believe that brand recognition and a favorable consumer perception of our products and services is essential to our future success. Our success in promoting and maintaining our brand, or any other brand that we may use in the future, will depend largely on:

     - the success of our brand-enhancement strategy, including mass marketing and multi-media advertising, promotional programs and public relations activities; and

     - the quality and ease-of-use of our services and applications.

     If we are unsuccessful in establishing or maintaining a favorable image of our products and services, we may not be able to expand our user base. In addition, in order to attract and retain users and to promote and maintain our brand or future brands, we expect to continue our significant marketing expenditures. If we incur the expected very significant expenses in promoting and maintaining our brand without a corresponding increase in revenue and income, our financial results could be seriously harmed and we could require capital sooner than expected.

WE MAY NOT BE SUCCESSFUL IN MAINTAINING A STRONG RETAIL DISTRIBUTION CHANNEL FOR OUR INTERNET APPLIANCE BUSINESS AND WE MAY LOSE SIGNIFICANT SALES AND OUR REVENUES MAY DECLINE.

     The success of the Internet appliance business depends on successfully developing and marketing to a strong retail distribution channel. Although we have developed good relationships with established retail outlets, we may not be able to sustain our existing retail relationships or expand our retail presence if we do not maintain strong sales or if we do not release new products to broaden our product line during 2001. If we are not successful in sustaining a strong national retail distribution channel, we may lose significant sales and our revenues may decline.

WE MAY NOT BE ABLE TO REDUCE THE COST OF SUPPORT PER SUBSCRIBER TO ACCEPTABLE LEVELS, WHICH COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     Internet appliances are a new product category and our customers often have little or no experience with computers or the Internet. Accordingly, the cost of support per subscriber is high due to the need for significant telephone support to users. Although we are developing documentation, functions and features to promote ease of use, we may not be successful in reducing the need for significant telephone support. If our cost of support per subscriber does not decline significantly, we will not be able to deliver acceptable margins or profitability in the future.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR PRODUCTS AND SERVICES OBSOLETE, WHICH WOULD CAUSE A DECREASE IN OUR REVENUE.

     The Internet and the e-commerce industries are characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

     - To develop or license new products, services and technology that address the varied needs of our customers and prospective customers, and

     - To respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     If we are unable, for technical, financial, legal or other reasons, to adapt in a timely manner to changing market conditions or user preferences, we could lose customers, which would cause a decrease in our revenue.

ANY TECHNOLOGICAL PROBLEMS WITH OUR PRODUCTS WILL ADVERSELY AFFECT MARKET ACCEPTANCE OF THOSE PRODUCTS AND COULD CAUSE US TO LOSE CUSTOMERS.

     Significant undetected errors or delays in new products or releases may affect market acceptance of our products and could have a material adverse effect on our business, results of operations or financial condition. We cannot assure you that, despite our testing, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrences could have a material adverse effect on our business, results of operations or financial condition.

     - If we were to experience delays in the commercialization and introduction of new or enhanced products,

     - If customers were to experience significant problems with products, or

     - If customers were dissatisfied with product functionality or performance,

we could lose customers and market acceptance of our products would be adversely impacted.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL NEEDED TO GROW OUR BUSINESS, WHICH WOULD ADVERSELY IMPACT OUR BUSINESS.

     Although we believe that our cash on hand and cash from operations will be sufficient to satisfy our working capital and capital expenditure needs over the next 12 months, we may seek third party investment in calendar 2001 to provide additional working capital. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all.

     - Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our installed base and our level of expenditures for sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.

     - If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business.

OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE SIGNIFICANTLY AND MAY FALL SHORT OF ANTICIPATED RESULTS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE AND LEAD TO SECURITIES LITIGATION.

     We have experienced in the past, and may experience in the future, significant fluctuations in sales and operating results from quarter to quarter as a result of a variety of factors, including:

     - the timing of orders for our products;

     - the addition or loss of distribution channels or outlets;

     - the timing and market acceptance of new product introductions by us or our competitors;

     - changes in our product mix that may affect sales prices, margins or both; technological difficulties and resource constraints encountered in developing, testing and introducing new products;

     - disruption in sources of supply, manufacturing and product delivery;

     - changes in material costs;

     - regulatory changes;

     - general economic conditions;

     - competitive pressures, including reductions in average selling prices and resulting erosions of margins;

     - and other factors.

     Accordingly, our quarterly results are difficult to predict until the end of each particular quarter, and delays in product delivery or closing of expected sales near the end of a quarter can cause quarterly revenues and net income to fall significantly short of anticipated levels. Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and that you cannot rely on such comparisons as indications of future performance. Our future operating results will likely be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected and we could be subject to securities litigation.

WE ARE HIGHLY DEPENDENT ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS AND BECAUSE OF COMPETITION FOR QUALIFIED PERSONNEL WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL.

     Our continued growth and success depend to a significant extent on the continued services of our senior management and other key employees and our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel experienced in the retail consumer channel and the Internet appliance business. Competition for such personnel is intense. We cannot assure you that we will be successful in continuously recruiting new personnel or in retaining existing personnel. None of our employees is subject to a long-term employment agreement. The loss of one or more key employees or our inability to attract additional qualified employees or retain other employees harm our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

WE MAY BE REQUIRED TO PAY UP TO $1 MILLION TO THE PURCHASER OF OUR TELCO BUSINESS FOR BREACHES OF OUR REPRESENTATIONS MADE IN CONNECTION WITH THE SALE OF THAT BUSINESS.

     We have an obligation to indemnify the purchaser of our Telco Business for any losses from breaches of our representations or warranties that occur within one year after the closing date. Our indemnification obligations are limited by a $250,000 deductible and an overall cap of $1 million on the amount of the indemnification. Although we know of no breaches of our representations or warranties, if such indemnification obligations arise, the payment of the obligation will adversely impact our liquidity and working capital.

IF THE PURCHASER OF OUR TELCO BUSINESS FAILS TO MAKE TIMELY INVENTORY AND ROYALTY PAYMENTS OUR WORKING CAPITAL AND LIQUIDITY MAY BE ADVERSELY AFFECTED.

     Under the terms of our agreement with the purchaser of our Telco Business, after the purchaser has sold inventory with a cost on our books at closing of $3.5 million, the purchaser is required monthly to pay us a cash payment equal to our cost of additional inventory sold by the purchaser (net of product returns).

     We will also be entitled to receive quarterly royalty payments for 48 months after closing based on revenues from sales of telephony products post-closing (including sales of future products derived from intellectual property transferred to the purchaser of our Telco Business). The royalty payments are based on a declining scale: 4% in year 1; 3% in year 2; 2% in year 3; and 1% in year 4. Sales by the purchaser of our Telco Business have been slower than expected due to the purchaser's inability to obtain financing on acceptable terms. If the purchaser of our Telco Business fails to make timely payment of inventory or royalty payments or if its sales do not achieve expected levels, then our liquidity and working capital may be adversely affected.

WE MAY NOT BE ABLE TO PROTECT INTELLECTUAL PROPERTY OF OUR INTERNET APPLIANCE BUSINESS AGAINST THIRD-PARTY CLAIMS OF INFRINGEMENT.

     We have filed a patent application regarding our Mivo product line. We also rely on trade secret protection, copyrights, trademarks and contractual provisions to protect our proprietary rights. These protective measures will be adequate to protect our proprietary rights. We cannot assure you that others have not or will not independently develop or otherwise acquire equivalent or superior technology, or that we will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in our patent. Our pending patent application may not be approved or, if approved, may not be issued with the scope of the claims we seek. Patents issued pursuant to such applications may be invalidated, circumvented or challenged.

     Moreover, the rights granted under any such patents may not provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights.

IF WE ARE NOT ABLE TO PROCURE FOR THE INTERNET APPLIANCE BUSINESS NECESSARY THIRD PARTY INTELLECTUAL PROPERTY, OUR OPERATING RESULTS AND FINANCIAL CONDITION MAY SUFFER.

     The Internet industry, like many technology-based industries, is characterized by frequent claims and litigation involving patent and other intellectual property rights. We may from time to time be notified by third parties that we may be infringing patents owned by or proprietary rights of third parties. We have in the past and may in the future have to seek a license under such patent or proprietary rights, or redesign or modify our products and processes in order to avoid infringement of such rights.

     We cannot assure you that such a license would be available on acceptable terms, if at all, or that we could avoid infringement of such patent or proprietary rights, in which case our business, financial condition and results of operations could be harmed. Additionally, litigation may be necessary to protect our proprietary rights. Any claims or litigation involving our intellectual property rights may be time consuming and costly, or cause product shipment delays, either of which could harm our business, financial condition and results of operations.

IF WE ARE NOT ABLE TO MANAGE AND IMPROVE OUR INFORMATION SYSTEM AND OTHER COMPONENTS OF OUR INFRASTRUCTURE, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD SUFFER.

     Our future success will require, among other things, that we continue to improve our operating Internet services and information systems. In particular, we must seek to refine and improve our Internet service provider and mail hosting capabilities and systems in support of our Internet appliance services and products. Our failure to successfully manage and improve our operating, Internet services, and information systems could harm our ability to obtain and/or retain Internet appliance services subscribers and could cause our business, results of operations or financial condition to suffer.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD LEAD TO COSTLY LITIGATION AND DIVERT MANAGEMENT'S TIME AND ATTENTION.

     The market price of our common stock has and may continue to fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are outside of our control, including:

     - announcements by us or our competitors of new products or product enhancements,

     - technological innovations by us or our competitors,

     - quarterly variations in our or our competitors' products and services,

     - changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories,

     - changes in earnings estimates by market analysts,

     - speculation in the press or analyst community and general market conditions or market conditions specific to the technology industry or the Internet appliance industry in particular.

     The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of our common stock and could lead to securities litigation. Such litigation could result in substantial costs and divert management's time and attention, which could harm our results of operations or financial condition.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company maintains an investment portfolio consisting mainly of fixed income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investment until maturity, and therefore it does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. The Company also holds some equity investments which are protected from the impact of market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements:

                                                                PAGE
                                                                ----
  Report of Independent Accountants...........................   25
  Balance Sheets at December 31, 2000 and 1999................   26
  Statements of Operations for the three years ended December
    31, 2000..................................................   27
  Statements of Stockholders' Equity for the three years ended
    December 31, 2000.........................................   28
  Statements of Cash Flows for the three years ended December
    31, 2000..................................................   29
  Notes to Financial Statements...............................   30

Financial Statement Schedule:

  Schedule II -- Valuation and Qualifying Accounts............
  All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cidco Incorporated

     In our opinion, the financial statements in the above index present fairly, in all material respects, the financial position of Cidco Incorporated at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 are in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the above index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

San Jose, California
March 27, 2001

                               CIDCO INCORPORATED

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Current assets:
Cash and cash equivalents...................................  $12,699    $29,323
Restricted cash.............................................    5,390         --
Short-term investments......................................    6,711     10,546
Accounts receivable, net of allowances for doubtful accounts of $1,306 and $1,127 at December 31, 2000 and 1999,
  respectively..............................................   17,119     22,407
Inventories, net............................................   13,694     25,688
Deferred cost of sales......................................   11,214        342
Other current assets........................................    3,353      1,002
                                                              -------    -------
          Total current assets..............................   70,180     89,308
Property and equipment, net.................................    2,354      6,653
Other assets................................................    1,044        712
                                                              -------    -------
                                                              $73,578    $96,673
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $14,758    $ 9,412
Accrued liabilities.........................................    6,166      6,664
Deferred revenue............................................   13,465      2,300
Accrued taxes payable.......................................       --        116
                                                              -------    -------
          Total current liabilities.........................   34,389     18,492
                                                              -------    -------
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $.01 par value; 35,000 shares authorized,
  14,418 shares issued and outstanding at December 31, 2000
  and 1999..................................................      144        144
Treasury Stock, at cost (472 and 675 shares)................   (2,086)    (2,988)
Additional paid-in capital..................................   90,035     88,916
Accumulated deficit.........................................  (48,904)    (7,891)
                                                              -------    -------
          Total stockholders' equity........................   39,189     78,181
                                                              -------    -------
                                                              $73,578    $96,673
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Sales:
  Service..................................................  $  2,696    $     97
  Hardware.................................................     3,462         821
  OEM......................................................     6,302       8,225
                                                             --------    --------    --------
                                                               12,460       9,143
Cost of sales..............................................    12,976       8,609
                                                             --------    --------    --------
Gross margin...............................................      (516)        534
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................     3,635       2,653
  Selling and marketing....................................    31,919       5,733
  General and administrative...............................     4,011       4,426
                                                             --------    --------    --------
                                                               39,565      12,812
                                                             --------    --------    --------
Loss from operations.......................................   (40,081)    (12,278)
Other income...............................................    16,720       1,206
                                                             --------    --------    --------
Loss before income taxes...................................   (23,361)    (11,072)
Provision for income taxes.................................        --          --
                                                             --------    --------    --------
Loss from continuing operations............................   (23,361)    (11,072)
Income (loss) from discontinued operations.................   (15,464)     11,042    $(51,439)
Loss on disposition of discontinued operations.............    (1,919)         --          --
                                                             --------    --------    --------
Net loss...................................................  $(40,744)   $    (30)   $(51,439)
                                                             ========    ========    ========
Net loss per share from continuing operations -- basic and
  diluted..................................................  $  (1.68)   $  (0.81)   $   0.00
                                                             ========    ========    ========
Net loss per share from discontinued operations -- basic
  and diluted..............................................  $  (1.26)   $   0.81    $  (3.66)
                                                             ========    ========    ========
Shares used in per-share calculation -- basic and
  diluted..................................................    13,882      13,608      14,049
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                               RETAINED                       TOTAL
                            COMMON STOCK      TREASURY STOCK    ADDITIONAL     EARNINGS          TOTAL       COMPRE-
                           ---------------   ----------------    PAID-IN     (ACCUMULATED    STOCKHOLDERS'   HENSIVE
                           SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL       DEFICIT)         EQUITY        INCOME
                           ------   ------   ------   -------   ----------   -------------   -------------   --------
Balance at December 31,
  1997...................  14,399    $144             $(6,163)   $88,763       $ 47,986        $130,730      $ 12,938
Unrealized losses from
  investments............                                                           (31)            (31)          (31)
Tax benefit from exercise
  of stock options.......                                            153                            153
Employee stock options
  exercised..............                       61        773                      (198)            575
Employee stock purchase
  plan...................                       63        790                      (376)            414
Net loss.................                                                       (51,439)        (51,439)      (51,439)
                           ------    ----     ----    -------    -------       --------        --------      --------
Balance at December 31,
  1998...................  14,418     144     (339)    (4,600)    88,916         (4,058)         80,402      $(51,470)
                                                                                                             ========
Unrealized losses from
  investments............                                                           (92)            (92)          (92)
Treasury stock
  purchased..............                     (713)    (3,154)                                   (3,154)
Employee stock options
  exercised..............                      311      3,891                    (2,999)            892
Employee stock purchase
  plan...................                       66        875                      (712)            163
Net loss.................                                                           (30)            (30)          (30)
                           ------    ----     ----    -------    -------       --------        --------      --------
Balance at December 31,
  1999...................  14,418     144     (675)    (2,988)    88,916         (7,891)         78,181      $   (122)
                                                                                                             ========
Unrealized losses from
  investments............                                                           (26)            (26)          (26)
Employee stock options
  exercised..............                       97        428                      (139)            289
Employee stock purchase
  plan...................                      107        474                      (104)            370
Issuance of warrants.....                                          1,119                          1,119
Net loss.................                                                       (40,744)        (40,744)      (40,744)
                           ------    ----     ----    -------    -------       --------        --------      --------
Balance at December 31,
  2000...................  14,418    $144     (472)   $(2,086)   $90,035       $(48,904)       $ 39,189      $(40,718)
                           ======    ====     ====    =======    =======       ========        ========      ========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------    -------    --------
Cash flows from operating activities:
  Net loss..................................................  $(40,744)   $   (30)   $(51,439)
  Adjustments to reconcile net loss to net cash flow from
     operating activities:
     Depreciation and amortization..........................     4,195      5,446       2,880
     Equity in losses of affiliate..........................        --         --       1,605
     Property and equipment retirements.....................       424         --      10,300
     Deferred income taxes..................................        --      1,490      11,100
     Gain on exchange of securities.........................   (15,490)        --          --
  Changes in assets and liabilities:
     Accounts receivable....................................     5,288      5,282      30,393
     Inventories............................................     8,962     (3,602)     (9,182)
     Income tax refund receivable...........................        --     18,367     (18,367)
     Deferred cost of sales.................................   (10,872)        --          --
     Other current assets...................................    (2,352)       545        (241)
     Other assets...........................................      (572)      (239)       (862)
     Accounts payable.......................................     5,346     (3,034)    (17,422)
     Accrued liabilities....................................      (497)    (5,963)      3,630
     Deferred revenue.......................................    11,165         --          --
     Accrued taxes payable..................................      (116)      (118)     (1,641)
                                                              --------    -------    --------
          Net cash provided by (used in) operating
            activities......................................   (35,263)    18,144     (39,246)
                                                              --------    -------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (2,049)    (2,408)    (10,280)
  Restricted cash...........................................    (5,390)        --          --
  Sale of Telco assets......................................     5,000         --          --
  Sale of short-term investments, net.......................    19,300      3,337      12,480
                                                              --------    -------    --------
          Net cash provided by investing activities.........    16,861        929       2,200
                                                              --------    -------    --------
Cash flows from financing activities:
  Issuance of Common Stock, net of issuance costs...........     1,778      1,055         989
  Purchase of Treasury Stock................................        --     (3,154)         --
  Tax benefit from exercise of stock options................        --         --         153
                                                              --------    -------    --------
          Net cash provided by (used in) financing
            activities......................................     1,778     (2,099)      1,142
                                                              --------    -------    --------
Net increase (decrease) in cash and cash equivalents........   (16,624)    16,974     (35,904)
Cash and cash equivalents at beginning of year..............    29,323     12,349      48,253
                                                              --------    -------    --------
Cash and cash equivalents at end of year....................  $ 12,699    $29,323    $ 12,349
                                                              ========    =======    ========
Supplemental disclosure of cash flow information:
  Issuance of warrants in connection with marketing
     agreement..............................................  $  1,119    $    --    $     --
                                                              ========    =======    ========
  Cash paid during the year for income taxes................  $     --    $    --    $  1,855
                                                              ========    =======    ========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

  Business

     Cidco Incorporated (the "Company"), a Delaware corporation, designs, develops and markets e-mail communications appliances and services that allow consumers to communicate simply and easily over the Internet. The Company's products and services are principally sold through major national and regional Retail chains.

     The Company was previously a provider of advanced telephony products that were sold to individual customers through relationships with certain Regional Bell Operating Companies ("RBOC"), to telephone companies (collectively with RBOCs, "Telcos") directly, and to Internet Service Providers. During 2000, the Company ceased the operations of the telephony products business ("Telco Business") segment and sold certain Telco Business assets (see Note 6). Accordingly, the results of operations for the Telco Business are reported as discontinued operations.

  Liquidity

     The Company has incurred recurring losses from its Telco Business. In addition, the Company has embarked upon the development of its new product line, the Internet appliance business, which has required a significant investment in product development and marketing over the past two years, further increasing operating losses, and has incurred negative cash flows from operations.

     As a result of the Company's divestiture of its Telco Business described above and its intention to focus on the Internet appliance business, the Company is now subject to the risks and challenges similar to companies in a development stage of operations. These risks include, but are not limited to: dependence on key individuals and key suppliers of integral components; successful development and marketing of its new products; obtaining adequate financing to support the planned growth in sales of its product; and competition from larger companies with greater financial, technical, management and marketing resources. Management's plans for funding operations during 2001 include generating revenues from sales of its new internet appliances while controlling costs and working capital requirements. The Company's failure to sell its products, control its costs or control its working capital requirements would unfavorably impact the Company. The Company is also investigating other strategic alternatives and has engaged an Investment Banking firm to assist with that process.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

  Short-Term Investments

     The Company classifies its investment securities as available for sale. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses

                               CIDCO INCORPORATED
are recorded as a separate component of stockholders' equity except those unrealized losses that are deemed to be other than temporary which are reflected in the income statement.

  Inventories

     Inventories are stated at the lower of cost or market value, cost being determined using the standard cost method (which approximates first in, first out). The Company's inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

  Recent accounting pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Implementation of SAB 101 did not require us to change existing revenue recognition policies and therefore has not had a material effect on the Company's financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its fiscal year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its results of operations.

  Revenue Recognition

     Revenues from the sale of e-mail appliance products are recognized upon mail service activation over the term of the service agreement. Revenues from monthly e-mail services are recognized over the term the services are provided. The Company defers revenue to the extent that goods or services have yet to be provided, including sales to retailers.

                               CIDCO INCORPORATED

  Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs relating to continuing operations for 2000 and 1999 were $21.9 million and $0.9 million, respectively.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                              YEAR ENDED DECEMBER 31,
                                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
                                                          --------------------------------
                                                            2000        1999       1998
                                                          ---------   --------   ---------
Net loss................................................  $(40,744)   $   (30)   $(51,439)
                                                          ========    =======    ========
Weighted average shares -- basic........................    13,882     13,608      14,049
  Effect of dilutive securities -- employee stock
     options............................................        --         --          --
                                                          --------    -------    --------
Weighted average shares -- diluted......................    13,882     13,608      14,049
                                                          ========    =======    ========
Net loss per common share -- basic......................  $  (2.94)   $  0.00    $  (3.66)
                                                          ========    =======    ========
Net loss per common share -- diluted....................  $  (2.94)   $  0.00    $  (3.66)
                                                          ========    =======    ========

     Potential shares of common stock issuable upon the exercise of 1,201,954 and 1,144,961 options as of December 31, 2000 and 1999, respectively, and warrants to purchase 245,434 shares as of December 31, have been excluded from the diluted net loss per share calculation above as their effect would be anti-dilutive.

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

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions.

     The objective of the Company's investment policy is the preservation of capital, the maximization of pre-tax returns, and the maintenance of liquidity until funds are needed for use in business operations. Funds are diversified to minimize risk and inappropriate concentrations of investments. All investments are limited to those highly rated by outside organizations.

     The Company's accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs periodic credit evaluations of its open account customers' financial

                               CIDCO INCORPORATED
condition and requires no collateral. The Company maintains an allowance for doubtful accounts receivable based upon their expected collectability. For additional information, see note 10.

  Long-lived assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying cost or fair value less costs to sell.

  Comprehensive Loss

     Statements of Comprehensive Loss are included within the Statement of Stockholders' Equity.

NOTE 3. BALANCE SHEET COMPONENTS

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Inventories, net of reserves:
  Finished goods.......................................  $ 12,158    $ 22,283
  Raw materials........................................     1,536       3,405
                                                         --------    --------
                                                         $ 13,694    $ 25,688
                                                         ========    ========
Property and equipment, net:
  Land.................................................  $    866    $    866
  Computers and office equipment.......................    13,917      16,884
  Tooling..............................................       302       8,619
  Furniture and fixtures...............................     2,008       2,134
  Leasehold improvements...............................     2,891       2,607
                                                         --------    --------
                                                           19,984      31,110
  Less accumulated depreciation and amortization.......   (17,630)    (24,457)
                                                         --------    --------
                                                         $  2,354    $  6,653
                                                         ========    ========
Accrued liabilities:
  Accrued compensation.................................  $  1,196    $  1,447
  Sales taxes payable..................................       880       1,676
  Other................................................     4,091       3,541
                                                         --------    --------
                                                         $  6,167    $  6,664
                                                         ========    ========

NOTE 4. RESTRICTED CASH

     Restricted cash is principally comprised of cash held by a bank to secure outstanding letters of credit the Company issues to a foreign supplier. As payments are made against the letters of credit, the restricted balance requirement is reduced.

                               CIDCO INCORPORATED

NOTE 5. INVESTMENTS

     The Company's short-term investments consist primarily of municipal and corporate bonds. As of December 31, 2000, no investments had maturities of greater than one year. The cost and fair value of the Company's short-term investments are as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000      1999
                                                            ------    -------
Fair value................................................  $6,711    $10,546
Cost......................................................   6,710     10,536
                                                            ------    -------
Unrealized gains..........................................  $    1    $    10
                                                            ======    =======

     Included in investments are securities valued at $1.5 million which the Company is precluded from selling until May 2001.

NOTE 6. DISCONTINUED OPERATIONS

     On December 8, 2000, the Company's shareholders approved the sale of substantially all of the assets of the Telco Business in exchange for $5,000,000 in cash, plus certain inventory and royalty payments to be made after closing. The sale was completed on December 14, 2000 and resulted in a loss on sale of $1.9 million, including selling costs. In accordance with the terms of the sale, the Company retained certain inventory and all cash, accounts receivable and accounts payable relating to the conduct of the Telco business as of the close date. The net assets retained, excluding cash, amounted to approximately $13.4 million. The future royalty payments are based on a percentage of the buyer's post-close revenues from sales of telephony products over a period of four years, at a rate of 4%, 3%, 2% and 1%, respectively, in each of the succeeding years. The operating results of the Telco Business have been segregated from continuing operations and are reported as discontinued operations, with prior years restated.

     Operating results of the Telco Business for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Revenues...........................................  $ 67,801    $149,450    $174,703
Income (loss) before income taxes..................   (17,383)     11,042     (58,394)
Benefit from income taxes..........................        --          --      (6,955)
Net income (loss)..................................   (17,383)     11,042     (51,439)

     Net assets associated with the Telco Business included in the Balance Sheet at December 31, 2000 are as follows (in thousands):

                                                               2000
                                                              -------
Accounts receivable.........................................  $11,152
Inventory...................................................    4,525
Accounts payable............................................   (7,654)
                                                              -------
Net assets..................................................  $ 8,023
                                                              =======

NOTE 7. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its headquarters, call center and distribution facilities in Morgan Hill, California, under operating leases which expire in March 2006. In connection with the sale of the Telco Business (note 5), the buyer of the Telco Business is obligated to pay the Company the costs of the facilities used by the

                               CIDCO INCORPORATED

Telco Business. Additionally, the Company leases approximately 6,100 square feet of office space in Mountain View, California for its development group under a lease that expires in March 2005. The Company also leases office space in Palo Alto, California under an operating lease that expires in 2002 and which has been sublet. These facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index.

     Future minimum lease payments under non-cancelable leases at December 31, 2000 were as follows (in thousands):

Year ending December 31,
2001........................................................  $1,799
2002........................................................   1,789
2003........................................................   1,816
2004........................................................   1,779
2005........................................................   1,033
Thereafter..................................................     218
                                                              ------
Total minimum lease payments................................  $8,434
                                                              ======

     Total minimum annual payments have not been reduced for future minimum sublease rentals and the obligations assumed by the buyer of the Telco Business aggregating approximately $1.0 million. Rent expense for 2000 and 1999 reflected in continuing operations was approximately $1.0 million per year.

  401(k) Plan

     Effective in 1993, the Company implemented a Savings and Profit Sharing Plan (the "401(k) Plan") which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who are 21 years of age or older on or before the quarterly entry periods are eligible to participate in the 401(k) Plan. The 401(k) Plan allows participants to contribute up to 15% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company contributes for each participant a matching contribution equal to 50% of the participant's before-tax contributions for the year not to exceed a $2,500 per year. In addition, the Company may choose to make elective contributions to the 401(k) Plan for a particular plan year. The Company made contributions of $315,673, $305,344 and $526,000 to the 401(k) Plan for the years ended December 31, 2000, 1999, and 1998, respectively.

  Pending Litigation

     In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, the Company is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

NOTE 8. COMMON STOCK AND STOCK PLAN

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

                               CIDCO INCORPORATED

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

  Warrants

     In March 2000, the Company issued warrants to purchase 245,434 shares of common stock to a third party in exchange for certain internet content and marketing rights. The warrants have an exercise price of $7.50 per share and were valued at approximately $1.1 million using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 6.38%; a contractual life of two years; no dividends; and an expected volatility of 115%. The value of the warrants is included in other assets and is being charged to operations over the term of the agreement of two years.

  Directors' Stock Option Plan

     In January 1994, the Company's stockholders approved the 1994 Directors' Stock Option Plan (the "Directors' Option Plan"). Initially, a total of 100,000 shares of Common Stock were reserved for issuance under the Directors' Option Plan, which provides for the granting of stock options to non-employee directors of the Company. Such options vest immediately with respect to 20% of such shares, with the remainder vesting in four equal annual installments commencing one year after the date of grant. In May 1997, the stockholders approved an amendment to increase the number of shares authorized under the Directors' Option Plan to 250,000 shares. In 1997, the Company granted three directors options under the Directors' Option Plan to purchase a total of 93,325 shares of Common Stock at an average exercise price of $16.23 per share. In 1998, the Company granted a director options under the Directors' Option Plan to purchase 30,000 shares at an exercise price of $4.75 per share. This option vests in four equal annual installments commencing one year after the date of grant. An option for 33,325 shares was cancelled in 1999. In 1999, the Company granted each of three new directors options under the Director's Option Plan to purchase 30,000 shares of common stock at an exercise price of $8.63 per share. Each option vests in four equal annual installments, commencing on the date of the grant.

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

  Employee Stock Option Plans

     In May 1993, the Company adopted a stock option plan (the "Plan") under which the employees and advisors may be granted options to purchase shares of Common Stock at prices at least equal to the fair market value of the Company's Common Stock on the date of grant. An aggregate of 2.9 million shares of Common Stock have been reserved for issuance under the 1993 Stock Option Plan. In April 1998 the Company adopted a second stock option plan (the "1998 Plan") under which employees and consultants may

                               CIDCO INCORPORATED
be granted options to purchase shares of Common Stock at an exercise price no less than eighty-five (85%) of the fair market value of the Company's Common Stock on the date of grant. A total of 700,000 shares were reserved for issuance under this plan (400,000 at inception in April and 300,000 shares added in October 1998). Options under both plans expire ten years from the date of grant. Generally, options granted prior to August 1, 1997 vested in three equal annual installments commencing one year from the date of grant. Effective on August 2, 1997, the Board of Directors changed the standard vesting period for future options to vest 25% after one year, and an additional 2.1% each month thereafter until fully vested. The Stock Option Plans are administered by the Compensation Committee of the Board of Directors, which determines the vesting provisions, the form of payment for shares and all other terms of the options. The stock option plans were amended in October 1998 by the Company's Board of Directors to make the Plans competitive with plans offered by other companies in the Company's market.

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

     The following table summarizes stock option activity under the Employee Stock Option Plans:

                                                                OPTIONS OUTSTANDING
                                               SHARES      ------------------------------
                                             AVAILABLE                   WEIGHTED AVERAGE
                                             FOR GRANT       SHARES       EXERCISE PRICE
                                             ----------    ----------    ----------------
Balance at December 31, 1997...............     400,275     1,565,760         $14.57
  Additional shares authorized.............     700,000            --             --
  Options granted..........................  (2,706,798)    2,706,798         $ 4.19
  Options exercised........................          --       (61,278)        $ 9.32
  Options canceled.........................   2,340,318    (2,340,318)        $11.45
                                             ----------    ----------
Balance at December 31, 1998...............     733,795     1,870,962         $ 2.71
  Options granted..........................    (216,175)      216,175         $ 6.00
  Options exercised........................          --      (280,345)        $ 2.86
  Options canceled.........................      91,927       (91,927)        $ 2.75
                                             ----------    ----------
Balance at December 31, 1999...............     609,547     1,714,865         $ 3.04
  Additional shares authorized.............     300,000            --             --
  Options granted..........................    (869,437)      869,437         $ 4.78
  Options exercised........................          --       (97,155)        $ 2.67
  Options canceled.........................     588,906      (588,906)        $ 3.84
                                             ----------    ----------
Balance at December 31, 2000...............     629,016     1,898,241         $ 3.61
                                             ==========    ==========

                               CIDCO INCORPORATED

     The following table summarizes information concerning all outstanding and exercisable stock options as of December 31, 2000, including outstanding options to the former Executive Officer of 270,000 shares and Directors Option Plan of 180,000 shares:

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    -------------------------------------------------   ------------------------------
                                  WEIGHTED AVERAGE   WEIGHTED AVERAGE                 WEIGHTED AVERAGE
RANGE OF EXERCISE     NUMBER         REMAINING           EXERCISE         NUMBER          EXERCISE
     PRICES         OUTSTANDING   CONTRACTUAL LIFE        PRICE         EXERCISABLE        PRICE
-----------------   -----------   ----------------   ----------------   -----------   ----------------
1$.00 - $ 2.75..       615,161          6.94              $ 2.10           368,368         $ 1.95
2$.94 - $ 3.19..       590,127          7.47              $ 3.00           427,328         $ 3.00
3$.38 - $ 5.75..       713,169          8.83              $ 4.79           135,629         $ 4.70
6$.50 - $19.82..       429,784          5.68              $11.93           270,805         $13.46
                     ---------                                           ---------
1$.00 - $19.82..     2,348,241          7.42              $ 4.94         1,202,130         $ 5.23
                     =========                                           =========

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

                               CIDCO INCORPORATED

123, the Company's results for the years ended December 31, 2000, 1999 and 1998 would have been as follows (in thousands):

                                                        2000       1999        1998
                                                      --------    -------    --------
Net loss as reported................................  $(40,744)   $   (30)   $(51,439)
Pro forma net loss..................................  $(44,177)   $(2,798)   $(56,794)
Basic and diluted loss per share as reported........  $  (2.94)   $  0.00    $  (3.66)
Pro forma basic and diluted loss per share..........  $  (3.18)   $ (0.21)   $  (4.04)

     The pro forma effect on net income and earnings per share is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

                                                              2000    1999    1998
                                                              ----    ----    ----
Stock option plan:
  Expected dividend yield...................................   0.0%    0.0%    0.0%
  Expected stock price volatility...........................   255%    115%    118%
  Risk free interest rate...................................  6.22%   5.46%   5.27%
  Expected life of options (years)..........................   3.8     3.7     3.1
Stock purchase plan:
  Expected dividend yield...................................   0.0%    0.0%    0.0%
  Expected stock price volatility...........................   220%    103%    227%
  Risk free interest rate...................................  6.17%   4.92%   4.87%
  Expected life of option (years)...........................   0.5     0.5     0.5

     The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the Stock Option Plan during 2000, 1999 and 1998 was $4.26, $4.64 and $2.91, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the Stock Purchase Plan during 2000, 1999 and 1998 was $2.88, $1.29 and $5.60, respectively.

NOTE 9. PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The Company made no provision for income taxes for the year ended December 31, 2000, due to losses incurred. The provision for income taxes for the years ended December 31, 1999 and 1998 consists of the following (in thousands):

                                                           1999        1998
                                                          -------    --------
Current:
  Federal...............................................  $(1,501)   $(18,230)
  State.................................................       11         175
                                                          -------    --------
                                                           (1,490)    (18,055)
                                                          -------    --------
Deferred:
  Federal...............................................    1,490       8,750
  State.................................................       --       2,350
                                                          -------    --------
                                                            1,490      11,100
                                                          -------    --------
                                                          $    --    $ (6,955)

                               CIDCO INCORPORATED

     At December 31, 2000, the Company had approximately $57,000,000 of federal operating loss carryforwards available to offset future taxable income, which expire between 2019 and 2020. At December 31, 2000, the Company had federal and state research and development credits of approximately $187,000 and $703,000, respectively, available to offset future taxable income. The federal credits expire in the year 2020 and the state credits may be carried forward indefinitely.

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                    2000       1999      1998
                                                    -----    --------    -----
Federal statutory tax rate........................  (34.0)%     (34.0)%  (35.0)%
State income taxes, net of federal benefit........   (5.9)       22.0      2.8
Research and development tax credits..............   (0.5)        0.0      0.0
Permanent differences.............................   (3.5)   (1,543.0)     0.2
Valuation allowance...............................   41.9     1,554.0     25.0
Other.............................................    1.9         1.0     (4.9)
                                                    -----    --------    -----
                                                      0.0%        0.0%   (11.9)%
                                                    =====    ========    =====

     Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consists of the following (in thousands):

                                                          AS OF DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Deferred Tax Assets:
  Non-deductible reserves..............................  $  4,334    $  6,247
  Inventory basis difference...........................       146         152
  Depreciation.........................................     4,050       3,819
  Other................................................       946         361
  Net operating loss...................................    22,663       4,470
                                                         --------    --------
Gross deferred tax asset...............................    32,139      15,049
Deferred tax liabilities...............................        --          --
                                                         --------    --------
Net deferred tax assets................................    32,139      15,049
Less valuation allowance...............................   (32,139)    (15,049)
                                                         --------    --------
                                                         $     --    $     --

NOTE 10. SIGNIFICANT CUSTOMERS

     The Company's sales to significant customers related to continuing operations as a percentage of total sales from continuing operations are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Customer
A...........................................................     *    43.0%
B...........................................................  53.4%      *

                               CIDCO INCORPORATED

     The Company's accounts receivable from significant customers related to continuing operations are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Customer
A...........................................................     *    71.8%
B...........................................................     *    16.3%
C...........................................................  33.8%      *
D...........................................................  17.0%      *

---------------
* Amounts less than 10% have been omitted from the above tables.

                               CIDCO INCORPORATED

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT                               BALANCE AT
                                                   BEGINNING                                   END
                                                    OF YEAR      ADDITIONS    DEDUCTIONS     OF YEAR
                                                   ----------    ---------    ----------    ----------
                                                                     (IN THOUSANDS)
Year ended December 31, 1998
  Allowance for doubtful accounts................    $3,301       $4,236       $(5,652)       $1,885
Year ended December 31, 1999
  Allowance for doubtful accounts................    $1,885       $3,836       $(4,594)       $1,127
Year ended December 31, 2000
  Allowance for doubtful accounts................    $1,127       $1,241       $(1,062)       $1,306

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item other than information regarding executive officers is set forth under the section of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") entitled "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS." Information regarding the Company's executive officers may be found in the section entitled "Executive Officers" in Part I of this 10-K.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS

     The information under the captions "Executive Compensation and Other Matters" in the Proxy Statement is incorporated herein by reference.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

     With the exception of the information specifically stated as being incorporated by reference from the Company's Proxy Statement in Part III of this Annual Report on Form 10-K, the Company's Proxy Statement is not to be deemed as filed as part of this report. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS See Item 8 of this Report.

          (2) FINANCIAL STATEMENT SCHEDULES
           See Item 8 of this Report.

          (3) INDEX TO EXHIBITS CIDCO INCORPORATED

    EXHIBITS                                                                 PAGE
    --------                                                                 ----
      3.1      Amended and Restated Certificate of Incorporation.(1).......   --
      3.2      Second Amended and Restated By-laws of CIDCO Incorporated
               dated January 26, 1999.(6)..................................   --
      4.2      Rights Agreement dated as of January 27, 1997, between the
               Registrant and United States Trust Company of New York, as
               Rights Agent.(3)............................................   --
     10.4      Patent License Agreement dated as of May 1, 1989 between the
               Registrant and American Telephone and Telegraph
               Company.(1).................................................   --
     10.5      Form of Indemnification Agreement.(1).......................   --
     10.17     Sublease dated Nov. 18, 1994, between Thoits Bros. and the
               Registrant for 180 Cochrane Circle.(2)......................   --
     10.18     Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the
               Registrant for 105 Cochrane Circle, Units A, B, C, D, and
               E.(2).......................................................   --
     10.20     Registrant's 1994 Directors' Stock Option Plan.(2)..........   --
     10.24     Employment Agreement dated June 28, 1996 between Registrant
               and Ian Laing.(4)...........................................   --
     10.30     Registrant's Second Amended and Restated 1993 Stock Option
               Plan.(5)....................................................   --
     10.31     Registrant's Amended and Restated 1998 Stock Option
               Plan.(5)....................................................   --
     10.32     Employment Agreement dated June 1, 1998 between the Company
               and Richard D. Kent.(5).....................................   --
     10.33     Employment Termination Agreement dated Nov. 12, 1998 between
               Registrant and Daniel L. Eilers.(5).........................   --
     10.34     Employment Agreement dated Nov. 12, 1998 between the Company
               and Paul G. Locklin.(6).....................................   --
     10.35     Employment Agreement dated Sept. 30, 1994 between the
               Company and Timothy J. Dooley.(6)...........................   --
     10.36     Separation Agreement dated Sept. 20, 1998 between the
               Company and Marv Tseu(6)....................................   --
     10.37     Separation Agreement dated Sept. 20, 1998 between the
               Company and Jim Hindmarch.(6)...............................   --
     10.38     Separation Agreement dated Nov. 20, 1998 between the Company
               and Ho Leung Cheung(6)......................................   --
     10.39     Employment Agreement dated June 5, 1998 between the Company
               and William A. Sole.(7).....................................   --
     10.40     Registrant's 1999 Employee Stock Purchase Plan(8)...........   --
     10.41     Separation Agreement and Release of all Claims dated January
               23, 2001 between the Company and Timothy Dooley.............   47
     10.42     Separation Agreement and Release of all Claims dated January
               23, 2001 between the Company and Ian Laing..................   51
     10.43     Sublease of 800 California Street dated August 16, 2000
               between the Company and Moai Technologies, Inc..............   54
     10.44     Asset Purchase Agreement dated September 14, 2000, as
               amended, between the Company and Cidco LLC; and related
               agreements attached as exhibits thereto: (Security
               Agreement, License Agreement, Foreign Telephony Product
               License Agreement)(9).......................................   --

    EXHIBITS                                                                 PAGE
    --------                                                                 ----
     10.45     Amended and Restated Loan and Security Agreement dated March
               29, 1999 between Registrant and Comerica
               Bank-California.(7).........................................   --
     23        Consent of Independent Accountants..........................   --

---------------
(1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.

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

(9) Incorporated herein by reference to the Company's Form 8-K filed on December 14, 2000.

     (b) Reports on Form 8-K. On October 31, 2000 a report on Form 8-K was filed by the Company in order to comply with the requirements of regulation FD. On December 27, 2000 a Form 8-K was filed by the Company in connection with the sale of its Telco Business. No other reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of April 2001.

                                          CIDCO INCORPORATED

                                          By:      /s/ PAUL G. LOCKLIN
                                            ------------------------------------
                                                      Paul G. Locklin
                                               President and Chief Executive
                                                           Officer
                                             Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, each on the 2nd day of April 2001.


                 /s/ RICHARD D. KENT                       Chief Financial Officer, Chief Operating Officer,
-----------------------------------------------------              Corporate Secretary and Principal
                   Richard D. Kent                                        Accounting Officer

                  /s/ JOHN FLOISAND                                            Director
-----------------------------------------------------
                    John Floisand

                /s/ ERNEST K. JACQUET                                          Director
-----------------------------------------------------
                  Ernest K. Jacquet

                    /s/ MARV TSEU                                              Director
-----------------------------------------------------
                      Marv Tseu

                   /s/ ROBERT LEE                                              Director
-----------------------------------------------------
                     Robert Lee

    EXHIBITS                                                                 PAGE
    --------                                                                 ----
      3.1      Amended and Restated Certificate of Incorporation.(1).......   --
      3.2      Second Amended and Restated By-laws of CIDCO Incorporated
               dated January 26, 1999.(6)..................................   --
      4.2      Rights Agreement dated as of January 27, 1997, between the
               Registrant and United States Trust Company of New York, as
               Rights Agent.(3)............................................   --
     10.4      Patent License Agreement dated as of May 1, 1989 between the
               Registrant and American Telephone and Telegraph
               Company.(1).................................................   --
     10.5      Form of Indemnification Agreement.(1).......................   --
     10.17     Sublease dated Nov. 18, 1994, between Thoits Bros. and the
               Registrant for 180 Cochrane Circle.(2)......................   --
     10.18     Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the
               Registrant for 105 Cochrane Circle, Units A, B, C, D, and
               E.(2).......................................................   --
     10.20     Registrant's 1994 Directors' Stock Option Plan.(2)..........   --
     10.24     Employment Agreement dated June 28, 1996 between Registrant
               and Ian Laing.(4)...........................................   --
     10.30     Registrant's Second Amended and Restated 1993 Stock Option
               Plan.(5)....................................................   --
     10.31     Registrant's Amended and Restated 1998 Stock Option
               Plan.(5)....................................................   --
     10.32     Employment Agreement dated June 1, 1998 between the Company
               and Richard D. Kent.(5).....................................   --
     10.33     Employment Termination Agreement dated Nov. 12, 1998 between
               Registrant and Daniel L. Eilers.(5).........................   --
     10.34     Employment Agreement dated Nov. 12, 1998 between the Company
               and Paul G. Locklin.(6).....................................   --
     10.35     Employment Agreement dated Sept. 30, 1994 between the
               Company and Timothy J. Dooley.(6)...........................   --
     10.36     Separation Agreement dated Sept. 20, 1998 between the
               Company and Marv Tseu.(6)...................................   --
     10.37     Separation Agreement dated Sept. 20, 1998 between the
               Company and Jim Hindmarch.(6)...............................   --
     10.38     Separation Agreement dated Nov. 20, 1998 between the Company
               and Ho Leung Cheung(6)......................................   --
     10.39     Employment Agreement dated June 5, 1998 between the Company
               and William A. Sole.(7).....................................   --
     10.40     Registrant's 1999 Employee Stock Purchase Plan(8)...........   --
     10.41     Separation Agreement and Release of all Claims dated January
               23, 2001 between the Company and Timothy Dooley.............   47
     10.42     Separation Agreement and Release of all Claims dated January
               23, 2001 between the Company and Ian Laing..................   51
     10.43     Sublease of 800 California Street dated August 16, 2000
               between the Company and Moai Technologies, Inc..............   54
     10.44     Asset Purchase Agreement dated September 14, 2000, as
               amended, between the Company and Cidco LLC; and related
               agreements attached as exhibits thereto: (Security
               Agreement, License Agreement, Foreign Telephony Product
               License Agreement)(9).......................................   --
     10.45     Amended and Restated Loan and Security Agreement dated March
               29, 1999 between Registrant and Comerica
               Bank-California.(7).........................................   --
     23        Consent of Independent Accountants..........................   --

---------------
(1) Incorporated herein by reference to the Company's registration statement on Form S-1, File No. 33-74114.

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

(9) Incorporated herein by reference to the Company's Form 8-K filed on December 14, 2000.