Form 10-K405/A
period 2000-12-31
CIDCO INC
filed 2001-04-30
CIK 917639

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock at $0.9375 on March 23, 2001 was $8,048,048. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares outstanding of the Registrant's Common Stock on March 23, 2001: 13,985,723

            THIS REPORT CONSISTS OF 10 SEQUENTIALLY NUMBERED PAGES.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

     Part III of the Registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers may be found in the section entitled "Executive Officers" in Part I of this 10-K.

     The table below sets forth, for the Company's directors, including the Class A nominee to be elected at the Annual Meeting, certain information regarding the background and the age of each director.

                                                                                                DIRECTOR
                      NAME                             POSITION WITH THE COMPANY         AGE     SINCE
                      ----                             -------------------------         ---    --------
Class A director nominated for election at the 2001 Annual Meeting of Stockholders:
  John Floisand.................................  Director                               56       1999
Class B directors whose terms expire at the 2002 Annual Meeting of Stockholders:
  Ernest K. Jacquet.............................  Director                               54       1993
  Marv Tseu.....................................  Director                               53       1999
Class C directors whose terms expire at the 2003 Annual Meeting of Stockholders:
  Paul G. Locklin...............................  Director                               54       1986
  Robert Lee....................................  Director                               51       1999

     John Floisand has served as a director of the Company since November 1999. Mr. Floisand is now retired. From November 1999 to October 2000, Mr. Floisand has served as President of Personic Inc., a software company. From April 1997 to October 1999, Mr. Floisand first served as Senior Vice President of Worldwide Sales and then later as President of Borland.com, also a software company. In addition, from March 1986 to March 1997, he served as a Senior Vice President of Apple. Mr. Floisand also serves as a director of Rogue Wave Software. Mr. Floisand received a B.A. degree in marketing from Columbia University.

     Ernest K. Jacquet has served as a director of the Company since May 1993. Since May 1998, Mr. Jacquet has served as Managing Partner of Parthenon Capital, a private equity firm, which invests in middle market companies. Prior to founding Parthenon Capital, he was a general partner of Summit Partners, a venture capital partnership that is the general partner of Summit Ventures III, L.P. and Summit Investors II, L.P. which were principal stockholders of the Company prior to its initial public offering. He also serves as a director of Wilmar Industries and several privately held companies. Mr. Jacquet received a B.S.E. degree and an M.S.E. degree from the University of Michigan and an M.B.A. degree from Stanford Business School.

     Marv Tseu has served as a director of the Company since November 1999. Mr. Tseu is currently Chief Executive Officer of Method Networks, an Internet technology company that helps enterprises automate the management of their Internet networks. Mr. Tseu was previously the President and Chief Executive Officer of SiteSmith, Inc., a leading provider of outsourced Internet site operation services, co-founded by Mr. Tseu in 1999. Since October 1999, Mr. Tseu has served as President and Chief Executive Officer of SiteSmith, Inc., an Internet services company. From August 1998 to July 1999, he served as President of Structured Internetworks, a network equipment company. From August 1996 to July 1998, Mr. Tseu served as Executive Vice President of Marketing of the Company. In addition, from July 1996 to November 1998, he served as Vice President of Sales and Marketing at Plantronics, Inc. ("Plantronics"). Previously, Mr. Tseu also served as an area manager for AT&T Consumer Products Division and spent twelve years with Pacific Telephone

Company (now Pacific Bell). He also serves as a director and chairman of Plantronics. Mr. Tseu received his B.S. degree in economics from Stanford University.

     Mr. Locklin, co-founder of CIDCO, was President and Chief Executive Officer of the Company from 1986 to 1997. From March 1997 to April 1997, he served as Co-Chairman of the Board and has served as Chairman of the Board since April 1997. Paul G. Locklin returned to the Company as President of the Telco Products and Services Division of the Company in July 1998 and has served as President and Chief Executive Officer of the Company since September 1998. Prior to founding the Company with Mr. Robert Diamond, Mr. Locklin established PCI, an international electronics manufacturer that specialized in liquid crystal displays, wire bondable printed circuit substrates and high-volume contract assembly. While at PCI, Mr. Locklin served as President and CEO. Previous to his time at PCI, Mr. Locklin held a research position for the Color and Chemical Division of Hercules Inc. Mr. Locklin received a B.S. in Marketing from California State University at Hayward.

     Robert Lee has served as a director of the Company since November 1999. From 1987 to 1998, he was an Executive Vice President with Pacific Bell and had previously worked with Pacific Bell since 1972. Mr. Lee also serves as a director for a number of publicly and privately held high-technology companies. Mr. Lee received a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. degree from the University of California at Berkeley.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that the corporation's officers and directors, and persons who own more than 10% of the registered class of the corporation's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from the reporting persons that no Forms 5 were required for those persons, the corporation believes that during the period from January 1, 2000, through December 31, 2000, its officers and directors complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS

     The following table sets forth information for the years ended December 31, 2000, 1999 and 1998 concerning the compensation of the Chief Executive Officer, the two most highly compensated executive officers of the Company other than the Chief Executive Officer whose total salary and bonus for the year ended December 31, 2000 exceeded $100,000 for services in all capacities to the Company and its subsidiaries, and the two former officers whose total salary and bonus for the year ended December 31, 2000 exceeded $100,000 for services in all capacities to the Company and its subsidiaries during their employment:

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                          ANNUAL COMPENSATION              ------------
                               -----------------------------------------    SECURITIES
                                                            OTHER ANNUAL    UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR    SALARY    BONUS(1)   COMPENSATION     OPTIONS      COMPENSATION(2)
 ---------------------------   ----   --------   --------   ------------   ------------   ---------------
Paul G. Locklin(3)...........  2000   $250,000         $0        $0                0           $3,580
  President and Chief          1999    255,587          0         0                0            4,365
  Executive Officer            1998    110,577          0         0          250,000            1,097
Richard D. Kent..............  2000   $203,846   $100,000        $0          100,000           $3,364
  Chief Financial Officer and  1999    199,038          0         0                0            3,056
  Chief Operating Officer      1998    192,308          0         0          246,664(4)         3,179
William A. Sole(5)...........  2000   $200,000   $100,000        $0          100,000           $3,364
  Executive Vice President,    1999    200,244   $ 80,000         0                0            3,056
  Worldwide Sales and          1998    142,308     71,000         0          225,000(4)         3,022
  Marketing
Former Officers:
Timothy J. Dooley(6).........  2000   $203,846   $100,000        $0          100,000           $3,364
  Executive Vice President,    1999    200,244          0         0                0            3,056
  Strategic Bus. Development   1998     93,105          0         0          165,000(7)       139,068
Ian G.A. Laing(8)............  2000   $202,651   $100,000        $0          100,000         $103,364
  Executive Vice President,    1999    197,898          0         0                0            3,056
  Network Phones &             1998    207,692          0         0          238,332(4)         2,610
  Accessory Products

---------------
(1) Bonuses in year 2000 are retention bonuses that were earned by the individual remaining with the Company during fiscal year 2000. Bonuses in years 1999 and 1998 are based on performance. See "Report of the Compensation Committee on Executive Compensation."

(2) Represents: (i) matching contributions by the Company to the Company's 401(k) plan in the following amounts for 2000, 1999 and 1998, respectively:
    Locklin ($2,500, $2,500, $0), Kent ($2,500, $2,500, $2,500), Laing ($2,500,
    $2,500, $2,500), Sole ($2,500, $2,500, $2,500), Dooley ($2,500, $2,500,
    $2,500), (ii) insurance premiums paid by the Company with respect to life insurance in the following amounts during 2000, 1999 and 1998, respectively:
    Locklin ($1,080, $1,865, $1,097), Kent ($864, $556, $679), Laing ($864,
    $556, $110), Sole ($864, $556, $522), Dooley ($864, $556, $714) and (iii)
    severance payments made in 2000, 1999 and 1998 respectively: Locklin ($0, $0, $0), Laing ($100,000, $0, $0), Dooley ($0, $0, $135,854). See
    "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(3) Mr. Locklin served as President and Chief Executive Officer of the Company from 1986 to March 1997. He returned to the Company as President, Telco Products and Services Division in July 1998 and has served as President and Chief Executive Officer since September 1998. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(4) Includes: (i) for Mr. Kent, 153,332 options outstanding as of December 31, 1998, and 93,332 shares for options previously granted in 1998 that were canceled and replaced pursuant to the August 17, 1998 repricing; (ii) for Mr. Laing, 156,666 shares for options outstanding as of December 31, 1998, and 81,666 shares for options previously granted in 1998 that were canceled and replaced pursuant to the August 17, 1998 repricing; and (iii) for Mr. Sole, 150,000 shares for options outstanding as of

December 31, 1998, and 75,000 shares for options previously granted in 1998 that were canceled and replaced pursuant to the August 17, 1998 repricing.

(5) Mr. Sole joined the Company in April 1998.

(6) Mr. Dooley served in various positions at the Company from June 1991 to April 1998. He returned to the Company in October 1998 as Executive Vice President, Strategic Business Development. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(7) Includes 90,000 shares for options outstanding as of 1998 and 75,000 shares for options previously granted in 1995, 1997 and 1998 that were canceled and replaced pursuant to the October 30, 1998 repricing.

(8) See "Employment Contracts and Termination of Employment and
    Change-in-Control Arrangements."

STOCK OPTIONS GRANTED IN FISCAL 2000

     This table sets forth the options granted to the individuals listed on the Summary Compensation Table for the year ended December 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZED
                                                 INDIVIDUAL GRANTS                                VALUE AT ASSUMED
                       ---------------------------------------------------------------------    ANNUAL RATES OF STOCK
                                                % OF TOTAL                                     PRICE APPRECIATION FOR
                           NUMBER OF        OPTIONS GRANTED TO                                     OPTION TERM(1)
                       SHARES UNDERLYING       EMPLOYEES IN      EXERCISE PRICE   EXPIRATION   -----------------------
        NAME           OPTIONS GRANTED(2)      FISCAL YEAR        PER SHARE(3)       DATE          5%          10%
        ----           ------------------   ------------------   --------------   ----------   ----------   ----------
Paul G. Locklin......             0                   0                  $0              0            $0           $0
Richard D. Kent......       100,000                11.5%              4.375         2/9/10       275,141      697,262
William A. Sole......       100,000                11.5%              4.375         2/9/10       275,141      697,262
Former Officers:
Timothy J. Dooley....       100,000                11.5%              4.375         2/9/10       275,141      697,262
Ian G.A. Laing.......       100,000                11.5%              4.375         2/9/10       275,141      697,262

---------------
(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2) Options listed above were granted under the 1993 Plan and vest and become exercisable 12.5% after six months and an additional 1/48 per month thereafter.

(3) All options were granted at market value on the date of grant.

OPTION EXERCISES AND FISCAL 2000 YEAR-END VALUES

     The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the year ended December 31, 2000 and unexercised options held as of December 31, 2000, by the persons named in the Summary Compensation Table.

                        OPTION FISCAL YEAR-END VALUES(1)

                                            NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                       UNDERLYING UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                                            AT DECEMBER 31, 2000                AT DECEMBER 31, 2000(2)
                                       -------------------------------     ---------------------------------
                NAME                   EXERCISABLE      UNEXERCISABLE      $ EXERCISABLE     $ UNEXERCISABLE
                ----                   ------------     --------------     -------------     ---------------
Paul G. Locklin......................    245,208           134,792           $150,000               0
Richard D. Kent......................    109,409           118,923                  0               0
William A. Sole......................    111,458           138,542                  0               0
Former Officers:
Timothy J. Dooley....................     60,304           190,000               $456               0
Ian G.A. Laing.......................    155,554(3)              0                  0               0

---------------
(1) No Shares were acquired on exercise in 2000.

(2) Based on a fair market value of $1.50, the closing price of the Common Stock on December 31, 2000, as reported by The NASDAQ National Market. Does not include options that had an exercise price greater than $1.50.

(3) Mr. Laing's options were accelerated and became immediately exercisable pursuant to Mr. Laing's termination from the Company on December 11, 2000 following the sale of the Company's Telco business and assets. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     On November 12, 1998 the Company entered into an employment agreement with Paul G. Locklin, the President and Chief Executive Officer of the Company (the "Locklin Agreement"). In connection with the Locklin Agreement, he was granted a non-qualified option to purchase 250,000 shares of the Company's Common Stock under the 1993 Plan at an exercise price of $2.75 per share. The Locklin Agreement provides that in the event Mr. Locklin's employment is terminated by the Company without "Cause" or by Mr. Locklin for "Constructive Termination" (as such terms are defined in the Locklin Agreement), Mr. Locklin shall receive the following severance benefits: (i) a lump sum payment equal to twelve months of Mr. Locklin's then effective base salary, and (ii) a lump sum payment for COBRA medical insurance coverage for 12 months after the date of termination. If within six months of a "Change of Control" (as defined in the Locklin Agreement) Mr. Locklin's employment is terminated by the Company without "Cause" or by Mr. Locklin for "Constructive Termination," then Mr. Locklin is entitled to certain stock option acceleration benefits in addition to the payments described above. The Locklin Agreement was ratified by the Compensation Committee of the Board of Directors at a special telephonic meeting held on April 6, 1999.

     On September 30, 1994, the Company entered into an employment agreement (the "Dooley Agreement") with Mr. Dooley. The Dooley Agreement provided for a minimum base annual salary, subject to annual review by the Company's Compensation Committee, with a minimum annual increase for subsequent years to account for increases in the cost of living as reflected in the Price Index for All Urban Consumers in the Bay Area. The Dooley Agreement also provided that Mr. Dooley would be eligible to receive bonuses in such amounts, at such times and upon such terms as the Board of Directors may in its sole discretion, without any obligation to do so, determine and award. The Dooley Agreement further provided for Mr. Dooley to participate in Company benefit plans. In the event that Mr. Dooley's employment with the Company was terminated by the Company without "Cause" or by Mr. Dooley for "Good Reason," he would receive the following severance benefits: (i) continuation for six months of his then current base salary and (ii) continuation for six months of certain Company-paid benefits. On January 12, 2001, Mr. Dooley's employment with the Company was terminated. Pursuant to the terms of a Separation Agreement and Release of Claims, Mr. Dooley's stock options are immediately exercisable and remain so for a period of six months after his date of separation and the Company agreed to pay him $150,000 in severance.

     On June 28, 1996, the Company entered into an employment agreement (the "Laing Agreement") with Mr. Laing. The Laing Agreement provided for a minimum base annual salary, subject to annual review by the Company's Compensation Committee, with a minimum annual increase for subsequent years to account for increases in the cost of living as reflected in the Price Index for All Urban Consumers in the Bay Area. The Laing Agreement also provided that Mr. Laing would be eligible to receive bonuses in such amounts, at such times and upon such terms as the Board of Directors may in its sole discretion, without any obligation to do so, determine and award. The Laing Agreement further provided for Mr. Laing to participate in Company benefit plans. In the event that Mr. Laing's employment with the Company was terminated by the Company without "Cause" or by Mr. Laing for "Good Reason," he would receive the following severance benefits: (i) continuation for twelve months of his then current base salary and (ii) continuation for twelve months of certain Company-paid benefits. On December 11, 2000, Mr. Laing's employment with the Company was terminated as a result of a "change of control," the sale of the Company's Telco business and assets. Mr. Laing accepted employment with the purchaser of the Telco business. Pursuant to the terms of a Separation Agreement and Release of Claims and the Company's Stock Option Plan, Mr. Laing's stock options are immediately exercisable and remain so for a period of six months after his date of separation and the Company agreed to pay him $100,000 in severance and an additional $100,000 if he is terminated by his new employer within twelve months of closing.

     On June 1, 1998, the Company entered into a new employment agreement with Mr. Kent (the "Kent Agreement") which provides that in the event Mr. Kent's employment is terminated by the Company without "Cause" or by Mr. Kent for "Constructive Termination" (as such terms are defined in the Kent Agreement), Mr. Kent shall receive the following severance benefits: (i) a lump sum payment equal to twelve months of Mr. Kent's then effective base salary, and (ii) a lump sum payment for COBRA medical insurance coverage for 12 months after the date of termination. If within six months of a "Change of Control" (as defined in the Kent Agreement) Mr. Kent's employment is terminated by the Company without "Cause" or by Mr. Kent for "Constructive Termination," then Mr. Kent is entitled to certain stock option acceleration benefits in addition to the payments described above.

     On June 5, 1998, the Company entered into a new employment agreement with Mr. Sole (the "Sole Agreement") which provides that in the event Mr. Sole's employment is terminated by the Company without "Cause" or by Mr. Sole for "Constructive Termination" (as such terms are defined in the Sole Agreement), Mr. Sole shall receive the following severance benefits: (i) a lump sum payment equal to twelve months of Mr. Sole's then effective base salary and (ii) a lump sum payment for COBRA medical insurance coverage for 12 months after the date of termination. If within six months of a "Change of Control" (as defined in the Sole Agreement) Mr. Sole's employment is terminated by the Company without "Cause" or by Mr. Sole for "Constructive Termination," then Mr. Sole is entitled to certain stock option acceleration benefits in addition to the payments described above.

     The Company's Second Amended and Restated 1993 Stock Option Plan ("1993 Plan") and its Amended and Restated 1998 Nonstatutory Stock Option Plan ("1998 Plan") each provide that, in the event of a sale of all or substantially all or the Company's assets, certain mergers to which the Company may be a party or another change in control event as defined by the plans (each, a "change in control"), the vesting of each outstanding option held by a service provider whose service has not previously terminated will be accelerated in full unless the outstanding option is assumed or an equivalent option is granted by the surviving, continuing, successor or purchasing corporation or its parent. The options terminate if they are not assumed or exercised prior to the change in control. Further, the 1993 and 1998 plans each provide for acceleration in full of the vesting of any such assumed or substituted option if, within 12 months following a change in control, the option holder is terminated without "cause" or resigns for "good reason," as such terms are defined by the plans. The Company's sale to David S. Lee on December 14, 2000 of its Telco business constituted a sale of substantially all of the assets of the Company within the meaning of the 1993 and 1998 plans. In connection with the sale, the Company, as the continuing corporation, assumed all of the outstanding options held by persons remaining with the Company following the sale. Accordingly, the vesting of options held by such persons was not accelerated as a result of the sale of the Telco business. However, except to the extent that the terms of their stock options may be superseded by the terms of the applicable employment agreement described above, the vesting of options held by an executive officer named in the foregoing Summary Compensation Table will be accelerated in full if, within 12 months following the sale of the Telco business, the executive officer is terminated without "cause" or resigns for "good reason."

COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company are not paid any fees or other remuneration for service on the Board or on any Board Committee. The non-employee directors of the Company are paid (unless the Board specifically determines otherwise with respect to any such person) director's fees at the rate of $20,000 per year (payable quarterly in arrears) for serving as directors of the Company. The Company also reimburses all of its directors for their reasonable out-of-pocket expenses incurred in the performance of their duties as directors of the Company. Directors may also receive options to purchase the Company's Common Stock pursuant to the Directors' Plan.

     Pursuant to the Directors' Plan, in the event of a sale of all or substantially all of the assets of the Company or a merger to which the Company is a party, the Board may, in its discretion, accelerate the vesting of outstanding options if the successor corporation refuses to assume the outstanding options or substitute equivalent options. Further, in the event of a "change in control," as defined by the Directors' Plan, the vesting of outstanding options will automatically accelerate in full. The Company's sale to David S. Lee on December 14, 2000 of its Telco business constituted a sale of substantially all of the assets of the Company within the meaning of the Directors' Plan but did not constitute a change in control under that plan. In connection with the sale, the Board provided that the Company, as the continuing corporation, would assume all of the options outstanding under the Directors' Plan. Accordingly, the vesting of options held by the Company's directors was not accelerated as a result of the sale of the Telco business.

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 23, 2001, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and director-nominee of the Company, (iii) each person named in the Summary Compensation Table below and
(iv) all directors and executive officers of the Company as a group.

                                                               AMOUNT AND
                                                                 NATURE          PERCENT OF
                                                              OF BENEFICIAL     COMMON STOCK
                NAME OF BENEFICIAL OWNER(1)                     OWNERSHIP      OUTSTANDING(2)
                ---------------------------                   -------------    --------------
Arthur A. Watson, Jr........................................   1,335,700(3)          9.6%
  2787 Burning Daylight Farm
  Free Union, Virginia 22940
Paul G. Locklin.............................................   1,176,750(4)          8.2%
Dimensional Fund Advisors Inc...............................   1,105,200(5)          7.9%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401
Waveland Partners L.P. 227..................................   1,052,700(6)          7.5%
  West Monroe Street Ste. 4800
  Chicago, Illinois 60606
Trimark Financial Corporation...............................     947,000(7)          6.7%
  One First Canadian Place, Suite 5600,
  P.O. Box 487
  Toronto Ontario M5X 1E5
William A. Sole.............................................     182,850(8)          1.3%
Richard D. Kent.............................................     131,562(9)            *
Ernest K. Jacquet...........................................    106,711(10)            *
John Floisand...............................................     17,500(11)            *
Robert Lee..................................................     17,500(12)            *
Marv Tseu...................................................     17,500(13)            *
Former Executive Officers:
Timothy J. Dooley...........................................    250,304(14)          1.7%
Ian G.A. Laing..............................................    155,554(15)          1.1%
All current directors and executive officers as a group (7
  persons)..................................................  1,650,373(16)         11.2%

---------------
  *  Less than 1%.

 (1) Except as indicated in the footnotes to this table, to the Company's knowledge the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

 (2) Calculated on the basis of 13,985,723 shares of Common Stock outstanding as of March 23, 2001, except that shares of Common Stock underlying options exercisable within 60 days of March 23, 2001 are deemed to be outstanding for purposes of calculating the beneficial ownership of Common Stock of the holders of such options.

 (3) Based on a Schedule 13G/A filed on February 9, 2000 with the SEC. Includes 163,300 shares for which Mr. Watson shares voting power with certain members of his immediate family, and includes 233,200 shares for which Mr. Watson shares dispositive power with certain members of his immediate family.

 (4) Includes 278,750 shares subject to options exercisable within 60 days of March 23, 2001. Based on a Schedule 13G/A filed on February 14, 2001 with the SEC.

 (5) Based on a Schedule 13G filed on February 2, 2001 with the SEC.

 (6) Based on a Schedule 13D/A filed on February 28, 2001 with the SEC.

 (7) Based on a Schedule 13G/A filed on February 10, 2000 with the SEC.

 (8) Represents 137,501 shares subject to options exercisable within 60 days of March 23, 2001.

 (9) Includes 129,583 shares subject to options exercisable within 60 days of March 23, 2001.

(10) Includes 69,000 shares held by J&R Investment Management Co. of which Mr. Jacquet is an officer, director and 50% stockholder and 22,500 shares subject to options exercisable within 60 days of March 23, 2001.

(11) Represents 17,500 shares subject to options exercisable within 60 days of March 23, 2001.

(12) Represents 17,500 shares subject to options exercisable within 60 days of March 23, 2001.

(13) Represents 17,500 shares subject to options exercisable within 60 days of March 23, 2001.

(14) Mr. Dooley's employment with the Company was terminated effective January 12, 2001. Pursuant to the terms of a Separation Agreement and Release of Claims, Mr. Dooley's stock options are fully vested and immediately exercisable and remain so for a period of six months after his date of separation. Figures represent 250,304 shares subject to options. See "Employment Contracts and Termination of Employment and Change-in Control Arrangements."

(15) Mr. Laing's employment with the Company terminated on December 11, 2000. Pursuant to the terms of a Separation Agreement and Release of Claims and the Company's Stock Option Plan, Mr. Laing's stock options are fully vested and immediately exercisable and remain so for a period of 6 months after his date of separation. Figures represent 155,554 shares subject to options. See "Employment Contracts and Termination of Employment and Change-in Control Arrangements."

(16) See notes (4) and (8) through (13). Includes 689,834 shares subject to options exercisable within 60 days of March 23, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                  FORM 10-K/A

                                AMENDMENT NO. 1

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: April 27, 2000