Form 10-Q
period 2001-03-31
CIDCO INC
filed 2001-06-11
CIK 917639

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______.

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

                        YES [_]     NO    [X]


THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MARCH 23, 2001 WAS 13,985,723.


===============================================================================

                               CIDCO INCORPORATED

                                      INDEX


                                                                               PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements:

               Balance Sheets at March 31, 2001
                 and December 31, 2000 .....................................     3

               Statements of Operations and Comprehensive Income (Loss)
                 for the three months ended March 31, 2001 and 2000 ........     4

               Statements of Cash Flows for the three months
                 ended March 31, 2001 and 2000 .............................     5

               Notes to Financial Statements ...............................     6

      ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .............     8

      ITEM 3   Quantitative and Qualitative Disclosure About Market Risk....    17

PART II. OTHER INFORMATION

      ITEM 1.  Legal Proceedings ...........................................    18

      ITEM 2.  Changes in Securities .......................................    18

      ITEM 3.  Defaults Upon Senior Securities .............................    18

      ITEM 4.  Submission of Matters to a Vote of Security Holders .........    18

      ITEM 5.  Other Information ...........................................    18

      ITEM 6.  Exhibits and Reports on Form 8-K ............................    18


SIGNATURES .................................................................    19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               CIDCO INCORPORATED
                                 BALANCE SHEETS
                (in thousands, except per share data; unaudited)


                                                                                       MARCH 31,        DECEMBER 31,
                                                                                        2001              2000
                                                                                      --------           --------
                                                                                                         RESTATED
ASSETS
Current assets:
Cash and cash equivalents ....................................................        $  4,810           $ 12,699
Restricted cash ..............................................................           4,919              5,390
Short-term investments .......................................................           6,600              6,711
Accounts receivable, net of allowances for doubtful accounts
  of $660 and $1,306 at March 31, 2001 and December 31, 2000, respectively ...           6,986             15,883
Inventories, net .............................................................          12,579             12,394
Deferred cost of sales .......................................................          10,442             11,214
Other current assets .........................................................           2,480              3,353
                                                                                      --------           --------
   Total current assets ......................................................          48,816             67,644

Property and equipment, net ..................................................           2,168              2,354
Other assets .................................................................             779              1,044
                                                                                      --------           --------
                                                                                      $ 51,763           $ 71,042
                                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .............................................................        $ 12,701           $ 19,927
Accrued liabilities ..........................................................           5,675              6,170
Deferred revenue .............................................................          13,277             13,465
                                                                                      --------           --------

   Total current liabilities .................................................          31,653             39,562
                                                                                      --------           --------


Stockholders' equity:
Common stock, $.01 par value; 35,000 shares authorized, 14,418 shares issued
   and outstanding ...........................................................             144                144
Treasury Stock, at cost (434 and 472 shares) .................................          (1,919)            (2,086)
Additional paid-in capital ...................................................          90,035             90,035
Accumulated deficit ..........................................................         (68,150)           (56,613)
                                                                                      --------           --------
   Total stockholders' equity ................................................          20,110             31,480
                                                                                      --------           --------
                                                                                      $ 51,763           $ 71,042
                                                                                      ========           ========


                                       3
   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except per share data; unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                  2001               2000
                                                                                --------           --------
                                                                                                   RESTATED

Sales:
    Service ...........................................................         $  2,629           $    137
    Hardware ..........................................................            2,209                124
    OEM ...............................................................               --                405
                                                                                --------           --------
                                                                                   4,838                666
                                                                                --------           --------

Cost of Sales:
    Service and hardware ..............................................            5,580                677
    OEM ...............................................................               --                663
                                                                                --------           --------
                                                                                   5,580              1,340
                                                                                --------           --------
Gross margin ..........................................................             (742)              (674)
                                                                                --------           --------
Operating expenses:
    Research and development ..........................................            1,682                668
    Selling and marketing .............................................            8,205              2,528
    General and administrative ........................................            1,563              1,116
                                                                                --------           --------
                                                                                  11,450              4,312
                                                                                --------           --------
Loss from operations ..................................................          (12,192)            (4,986)
Other income ..........................................................              730                216
                                                                                --------           --------
Loss before income taxes ..............................................          (11,462)            (4,770)
Provision for income taxes ............................................               --                 --
                                                                                --------           --------
Loss from continuing operations .......................................          (11,462)            (4,770)
Loss from discontinued operations .....................................                              (7,831)
                                                                                --------           --------
Net loss ..............................................................         $(11,462)          $(12,601)
                                                                                ========           ========
Loss per share from continuing operations - basic and diluted .........         $  (0.82)          $  (0.34)
                                                                                ========           ========
Loss per share from discontinued operations - basic and diluted .......         $     --           $  (0.57)
                                                                                ========           ========
Net loss per share - basic and diluted ................................         $  (0.82)          $  (0.91)
                                                                                ========           ========
Shares used in per-share calculation - basic and diluted ..............           13,970             13,811
                                                                                ========           ========

Comprehensive loss:
    Net loss ..........................................................         $(11,462)          $(12,601)
    Change in unrealized gain (loss) on investments, net ..............               28                235
                                                                                --------           --------
    Total comprehensive loss ..........................................         $(11,434)          $(12,366)
                                                                                ========           ========


                                       4
   The accompanying notes are an integral part of these financial statements.

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ---------------------------
                                                                          2001               2000
                                                                        --------           --------
                                                                                           RESTATED
Cash flows provided by operating activities:
   Net income (loss) .........................................          $(11,462)          $(12,601)
   Adjustments to reconcile net income to net cash from
     operating activities:
      Depreciation and amortization ..........................               373              1,236
      Changes in assets and liabilities:
       Accounts receivable ...................................             8,897              2,513
       Inventories ...........................................              (185)             5,415
       Deferred cost of sales ................................               772                 --
       Other current assets ..................................               873                259
       Other assets ..........................................               265             (1,068)
       Accounts payable ......................................            (7,226)            (4,214)
       Accrued liabilities ...................................              (495)            (3,904)
       Deferred revenue ......................................              (188)                --
                                                                        --------           --------

           Net cash provided by (used in) operating activities            (8,376)           (12,364)
                                                                        --------           --------
Cash flows from investing activities:
   Acquisition of property and equipment .....................              (187)              (339)
   Restricted cash ...........................................               471                 --
   Sale (purchase) of short-term investments, net ............               139             (7,288)
                                                                        --------           --------

           Net cash provided by (used in) investing activities               423             (7,627)
                                                                        --------           --------
Cash flows from financing activities:
   Issuance of common stock ..................................                64                347
                                                                        --------           --------

           Net cash provided by (used in) financing activities                64                347
                                                                        --------           --------
Net increase (decrease) in cash and cash equivalents .........            (7,889)           (19,644)
Cash and cash equivalents at beginning of period .............            12,699             29,323
                                                                        --------           --------

Cash and cash equivalents at end of period ...................          $  4,810           $  9,679
                                                                        ========           ========

Supplemental disclosure of cash flow information:
   Issuance of warrants in connection with marketing agreement          $     --           $  1,120
                                                                        ========           ========


                                       5
   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

      The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.


Restatement of Financial Results

      On April 26, 2001, the Company announced that it was investigating an accounting issue that could result in restating current liabilities and cost of goods sold for its discontinued telephone equipment ("Telco") operations, which were sold in December 2000.

      The investigation found that cost of goods sold related to discontinued operations was understated by a total of $7.7 million during the previous three years due to issues relating to telephone equipment rework and scrap and to valuation of the remaining Telco inventory. The result was a $5.2 million understatement of current liabilities, $1.2 million overstatement of a vendor account receivable and a $1.3 million overstatement of Telco inventory. Cost of goods sold was understated by $2.0 million, $2.5 million and $3.2 million in 1998, 1999 and 2000, respectively. Refer to the Company's Form 10-K/A for the year ended December 31, 2000, for a further discussion of the impact of the restatement.

      As a result, loss from discontinued operations for the three months ended March 31, 2000 increased from $5.6 million, or $0.41 per share, to $7.8 million, or $0.56 per share. As of March 31, 2000, current liabilities increased to $39.6 million from $33.5 million and accounts receivable decreased to $15.9 million from $16.6 million compared to previously reported amounts.

      The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 during its fiscal year ending December 31, 2001. The adoption of SFAS No. 133 did not have a material effect on its financial position or results of operations.


NOTE 3.   INVENTORIES

      Inventories are stated at the lower of cost or market value, cost being determined using the standard cost method (which approximates first in, first out). The Company's inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

      The components of inventory are as follows (in thousands):

                                       Mar. 31,2001     Dec. 31,2000
                                       ------------     ------------
Inventories, net of reserves:
 Finished Goods .............            $12,579            $11,858
 Raw Materials ..............                 --                536
                                         -------            -------
                                         $12,579            $12,394
                                         =======            =======

NOTE 4.  COMPREHENSIVE INCOME (LOSS)

      The Company's comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on investments. Accumulated balances of unrealized gains and losses on investments are as follows:

      Balance December 31, 1999 .............         $ (92)
      Unrealized losses in the period, net...           235
                                                      -----
      Balance March 31, 2000 ................         $ 143
                                                      =====

      Balance December 31, 2000 .............         $   1
      Unrealized gain in the period, net ....            28
                                                      -----
      Balance March 31, 2001 ................         $  29
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

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS:

                                                                                         Quarter ended March 31,
                                                                                      ------------------------------
                                                                                         2001                 2000
                                                                                      ---------             --------
      Net income (loss) used to compute earnings per common share ..........          $ (11,462)            $(12,601)
                                                                                      =========             ========
      Denominator used to compute basic earnings (loss) per common share ...             13,970               13,811
      Shares issuable on exercise of options (1) ...........................                 --                   --
                                                                                      ---------             --------
      Denominator used to compute diluted earnings (loss) per common share..             13,970               13,811
                                                                                      =========             ========
      Basic earnings (loss) per share ......................................          $   (0.82)            $  (0.91)
                                                                                      =========             ========
      Diluted earnings (loss) per share ....................................          $   (0.82)            $  (0.91)
                                                                                      =========             ========

(1) Stock options and warrants to purchase 1,787,310 of common stock priced at $1.00 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter ended March 31, 2001. Stock options and warrants to purchase 1,025,433 shares of common stock priced at $1.88 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part 1, Item 1 of this Quarterly Report.


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

      From its inception in 1988 until December 2000, Cidco was a supplier of advanced telephony products such as Caller ID and Network Service equipment which supported Caller ID, Voice Mail, Three-way Caller Conferencing, Caller ID on Call Waiting and/or other intelligent Network Services being offered by RBOCs, as well as ISPs, both domestic and international. These telephony products and services were provided to telephone subscribers primarily through distribution arrangements with Telcos.

      Due to declining revenues and significant losses in the Telco Business, Cidco sold the Telco Business in December 2000. The transaction was structured as a sale of assets under which Cidco sold substantially all of the assets related to the Telco Business, including contracts, certain inventory, intellectual property, tangible assets and associated goodwill. As consideration for the Telco Business assets, Cidco received $5,000,000 cash at closing. In addition, Cidco is entitled to receive royalty and inventory payments for a period of time after closing, subject to indemnity for breaches of representations of up to $1 million during the 12 months following the closing.

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


RESTATEMENT OF FINANCIAL STATEMENTS

      On April 26, 2001, the Company announced that it was investigating an accounting issue that could result in restating current liabilities and cost of goods sold for its discontinued telephone equipment ("Telco") operations, which were sold in December 2000.

      The investigation found that cost of goods sold related to discontinued operations was understated by a total of $7.7 million during the previous three years due to issues relating to telephone equipment rework and scrap and to valuation of the remaining Telco inventory. The result was a $5.2 million understatement of current liabilities, $1.2 million overstatement of a vendor account receivable and a $1.3 million overstatement of Telco inventory. Cost of goods sold was understated by $2.0 million, $2.5 million and $3.2 million in 1998, 1999 and 2000, respectively. Refer to the Company's Form 10-K/A for the year ended December 31, 2000, for a further discussion of the impact of the restatement.

      As a result, loss from discontinued operations for the three months ended March 31, 2000 increased from $5.6 million, or $0.41 per share, to $7.8 million, or $0.56 per share. As of March 31, 2000, current liabilities increased to $39.6 million from $33.5 million and accounts receivable decreased to $15.9 million from $16.6 million compared to previously reported amounts.

      The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of sales from continuing operations represented by certain line items in the Company's income statement:

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                 2001                   2000
                                                               -------                -------
      Sales ....................................                 100.0%                 100.0%
      Cost of sales ............................                 115.3                  201.2
                                                               -------                -------
      Gross margin .............................                 (15.3)                (101.2)
                                                               -------                -------
      Operating expenses:
        Research and development ...............                  34.8                  100.3
        Selling and marketing ..................                 169.6                  379.6
        General and administrative .............                  32.3                  167.6
                                                               -------                -------
                                                                 236.7                  647.4
      Loss from operations .....................                (252.0)                (748.6)
      Other income .............................                  15.1                   32.4
                                                               -------                -------
      Loss before income taxes .................                (236.9)                (716.2)
      Provision (benefit) for income taxes .....                    --                     --
                                                               -------                -------
      Loss from continuing operations ..........                (236.9)                (716.2)
      Income (loss) from discontinued operations                    --               (1,175.8)
                                                               -------                -------
      Net loss .................................                (236.9)%             (1,892.0)%
                                                               =======                =======


   Sales

      Sales increased from $0.7 million in the first quarter of 2000 to $4.8 million in the first quarter of 2001. The Company has focused on building its recurring revenue e-mail services business. It has done this through building a retail channel and through advertising to increase awareness of the product category, the Company and its products and services. As a result of this emphasis, sales from this channel have increased from $0.3 million to $4.8 million. This is made up of service revenue, which increased from $0.1 million in the first quarter of 2000 to $2.6 million in the first quarter of 2001, and hardware revenue, which increased form $0.1 million in the first quarter of 2000 to $2.2 million in the first quarter of 2001. The Company has de-emphasized the OEM channel as it has built its recurring revenue business, causing the decline in OEM sales from $0.4 million in the first quarter of 2000 to zero in the first quarter of 2001. The Company is opportunistic in the OEM channel but continues to emphasize its recurring revenue business.

   Gross Margin

      Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturer, all costs associated with procuring and warehousing the Company's inventory, the cost of wholesale ISP services and the cost of wholesale e-mail hosting services. Gross margin as a percentage of sales improved from a negative 101% to a negative 15%. The negative gross margin reflects the emergence of the Company's e-mail service business. Initially, the e-mail service business has negative margins as the hardware sale to the retailer is subsidized by approximately $15 per unit. Following the critical retail sale, the Company receives recurring subscription revenue with substantial service margins, which may be as high as 80%. As this business grows and the recurring revenue builds as a percentage of total revenue, margins may exceed 50% overall.

   Research and Development Expenses

      Research and development expenses include salaries and benefits for personnel, tooling, contracted engineering services, and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments in tooling, which are amortized as research and development expenses over a period of two years. Research and development expenses increased 152% to $1.7 million in the first quarter of 2001 from $0.7 million in the first quarter of 2000, primarily due to increased spending on new product and service development projects. The research and development spending reflects usage of contracted engineering services to leverage experts in various disciplines while hiring regular employees on a selective basis. The Company expects research and development expenses will continue to increase in absolute terms, but decline as a percentage of sales as the Company builds this business.

   Selling and Marketing Expenses

      Selling and marketing expenses include customer acquisition costs, personnel costs, advertising costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses increased from $2.5 million in the first quarter of 2000 to $8.2 million in the first quarter of 2001, reflecting continued promotional and advertising campaigns designed to increase awareness of the product category, the Company and our products and services. The increase also reflects the customer support cost related to an increased customer base and a $1.3 million charge related to the termination of an advertising and Internet content agreement with Yahoo!. Selling and marketing expenses decreased from 380% of sales in the first quarter of 2000 to 170% of sales in the first quarter of 2001. The Company anticipates that selling and marketing expenses will decline both in absolute dollars and as a percentage of sales to between 70% and 80% of sales during the remainder of 2001 as the Company's business plan calls for less advertising spending while leveraging retailer circular advertising to help drive primary demand for the Company's products and services.

   General and Administrative Expenses

      General and administrative expenses include salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased from $1.1 million in the first quarter of 2000 to $1.6 million in the first quarter of 2001 but decreased as a percentage of sales from 168% of sales in the first quarter of 2000 to 32% of sales in the first quarter of 2001. This increase in absolute dollars reflects the e-mail products and services business being a stand-alone public company for the first time as the Company sold its Telco business in the fourth quarter of 2000. The Company believes that general and administrative expenses will decrease slightly in absolute dollars in 2001, except for the second quarter, during which the Company will incur significant outside service charges related to the restatement of prior financial statements. The Company believes that general and administrative expenses will decrease significantly as a percentage of sales in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents decreased $7.9 million during the quarter ended March 31, 2001 primarily from cash used in operations of $8.4 million which was partially offset by proceeds from investing activities of $0.4 and from the issuance of common stock of $0.1 million. Cash used in operations of $8.4 million resulted primarily from a net loss of $11.5 million, decreased accounts payable of $7.2 million, decreased accrued liabilities of $0.5 million, decreased deferred revenue of $0.2 million and increased inventory of $0.2 million. Offsets to the above included a decrease in accounts receivable of $8.9 million, decreased other assets of $1.1 million, and depreciation expense of $0.4 million.

      The Company had a working capital balance of $16.6 million as of March 31, 2001, as compared to $28.1 million at December 31, 2000. The Company's current ratio decreased to 1.5 to 1, as of March 31, 2001, from 1.7 to 1, as of December 31, 2000. The decrease in working capital was due to a reduction in cash of $7.9 million, restricted cash of $0.5 million, short-term investments of $0.1 million, accounts receivable of $8.9 million, deferred cost of sales of $0.8 million, and other current assets of $1.3 million. Offsetting the above was a decrease in trade payables of $7.2 million, other accrued liabilities of $0.5 million, and deferred revenue of $0.2 million.

      The Company is not certain its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements over the next twelve months. The Company is evaluating opportunities to improve its cash flow, including reductions in operating expenses, negotiating more favorable payment terms with suppliers and customers, reducing the level of investment in new product purchases and new product development, and obtaining a line of credit. In addition, the Company is exploring strategic alternatives to provide additional funding and enhance stockholder value. The Company has engaged TM Capital Corp., a New York-based investment banking firm, to act as financial advisor in connection with the Company's evaluation of strategic alternatives. These strategic alternatives may include investment by a strategic partner, acquisition of the Company by an interested party or other funding alternatives.

      To the extent funds are available, the Company plans to continue to invest in its infrastructure to gain efficiencies and meet the demands of its markets and customers. The Company believes its remaining 2001 capital expenditures will be approximately $0.8 million. Additionally, the Company plans to invest in marketing programs to increase e-mail subscriber growth related to the Mivo 100 and subsequent products. The Company may spend as much as $11 million on these marketing programs during the remainder of 2001, subject to adjustment as changing economic conditions necessitate.



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

      We commenced our Internet appliance business in July 1999 and it has incurred significant losses since inception. We expect these losses to continue into calendar 2002. We will need to achieve significantly higher revenues to achieve profitability. We may not be successful in increasing our Internet appliance business revenues or generating acceptable margins. In addition, the operation of the Internet appliance business as a standalone business may not be a profitable business enterprise. If we are unable to achieve significantly greater revenue and significantly greater recurring revenue from our Internet appliance business, our losses will likely continue indefinitely. If this occurs the market price of our common stock could suffer.

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

       We believe that our cash on hand and cash from operations may not be sufficient to satisfy our working capital and capital expenditure needs over the next 12 months and we may seek third party investment in calendar 2001 to provide additional working capital. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. In the event we obtain equity financing, existing stockholders will be diluted.

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

Our stock may be delisted from the NASDAQ National Market.

            In connection with our listing on The NASDAQ National Market (NASDAQ) we must maintain compliance with several requirements related to the trading price of our stock, our financial condition and our periodic reporting with the Securities and Exchange Commission (SEC) among other issues. In the event that we are not able to comply with the NASDAQ requirements we may be delisted from the NASDAQ. On May 23, 2001, we received a notice from NASDAQ that our common stock would be delisted in connection with our failure to file our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001. Although we have subsequently become current in our SEC reporting obligations and therefore we do not expect to be delisted from NASDAQ for this issue, there is a possibility that NASDAQ will seek to delist our stock for other compliance issues including the failure of our stock to trade in excess of $1.00. A delisting may negatively impact the value of our stock as stocks trading on the over-the-counter market, which will most likely be where our stock will be traded, are typically less liquid and trade with larger variations between the bid and ask price. The loss of our NASDAQ listing would most likely harm our business and its financial condition.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  See Index to Exhibits at page 19 below.

         (b)   Reports on Form 8-K.

                  On February 13, 2001, a report on Form 8-K was filed to comply with the requirements of regulation FD. On February 20, 2001, an amended Form 8-K was filed to incorporate by reference financial statements filed in the Registrant's definitive proxy statement filed on November 9, 2000. On March 8, 2001, an amended Form 8-K was filed to replace an exhibit of the Form 8-K filed on February 13, 2001. On March 21, 2001, a report on Form 8-K was filed to disclose Mr. Eiler's resignation from the Registrant's board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CIDCO INCORPORATED


June 11, 2000                      By:
-------------                         ---------------------------
   Date                               Paul G. Locklin
                                      President and Chief Executive Officer
                                      Chairman of the Board of Directors


June 11, 2000
-------------                         ---------------------------
   Date                               Richard D. Kent
                                      Chief Financial Officer, Chief Operations
                                      Officer, Chief Accounting Officer and
                                      Corporate Secretary

                               CIDCO INCORPORATED

                                INDEX TO EXHIBITS

   Exhibits                                                                                                                     Page
   --------                                                                                                                     ----
      3.1       Amended and Restated Certificate of Incorporation. (1)                                                           --
      3.2       Second Amended and Restated By-laws of CIDCO Incorporated dated January 26, 1999. (5)                            --
      4.2       Rights Agreement dated as of January 27, 1997, between the Registrant and United States Trust Company of
                    New York, as Rights Agent. (2)                                                                               --
     10.4       Patent License Agreement dated as of May 1, 1989 between the Registrant and American Telephone and
                    Telegraph Company. (1)                                                                                       --
     10.5       Form of Indemnification Agreement. (1)                                                                           --
     10.17      Sublease dated Nov. 18, 1994, between Thoits Bros. and the Registrant for 180 Cochrane Circle.                   --
     10.18      Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle, Units A,
                    B, C, D, and E.                                                                                              --
     10.20      Registrant's 1994 Directors' Stock Option Plan.                                                                  --
     10.24      Employment Agreement dated June 28, 1996 between Registrant and Ian Laing. (3)                                   --
     10.30      Registrant's Second Amended and Restated 1993 Stock Option Plan. (4)                                             --
     10.31      Registrant's Amended and Restated 1998 Stock Option Plan. (4)                                                    --
     10.32      Employment Agreement dated June 1, 1998 between the Company and Richard D. Kent. (4)                             --
     10.33      Employment Termination Agreement dated Nov. 12, 1998 between Registrant and Daniel L. Eilers. (5)                --

     10.34      Employment Agreement dated Nov. 12, 1998 between the Company and Paul G. Locklin. (5)                            --
     10.35      Employment Agreement dated Sept. 30, 1994 between the Company and Timothy J. Dooley. (5)                         --
     10.36      Separation Agreement dated Sept. 20, 1998 between the Company and Marv Tseu. (5)                                 --
     10.37      Separation Agreement dated Sept. 20, 1998 between the Company and Jim Hindmarch. (5)                             --
     10.38      Separation Agreement dated Nov. 20, 1998 between  the Company and Ho Leung Cheung(5)                             --
     10.39      Employment Agreement dated June 5, 1998 between the Company and William A. Sole. (6)                             --
     10.40      Registrant's 1999 Employee Stock Purchase Plan (7)                                                               --
     10.41      Separation Agreement and Release of all Claims dated January 23, 2001 between the Company and Timothy            --
                    Dooley (9)
     10.42      Separation Agreement and Release of all Claims dated January 23, 2001 between the Company and Ian Laing (9)      --
     10.43      Sublease of 800 California Street dated August 16, 2000 between the Company and Moai Technologies, Inc. (9)      --

     10.44      Asset Purchase Agreement dated September 14, 2000, as amended, between the Company and Cidco LLC; and
                    related agreements attached as exhibits thereto: (Security Agreement, License Agreement, Foreign
                    Telephony Product License Agreement)  (8)                                                                    --
     10.45      Amended and Restated Loan and Security Agreement dated March 29, 1999 between Registrant and Comerica
                    Bank-California. (6)                                                                                         --
     10.46      Lease dated Sept. 25, 1998, between Renault & Handley for 220 Cochrane Circle.                                   --


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

      (5) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1998.

      (6) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1999.

      (7) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1999.

      (8) Incorporated herein by reference to the Company's Form 8-K filed on December 14, 2000.

      (9) Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 2000.