Form 10-K405/A
period 2000-12-31
CIDCO INC
filed 2001-06-12
CIK 917639

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of such stock at $0.9375 on March 23, 2001 was $9,301,661. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of shares outstanding of the Registrant's Common Stock on March 23, 2001: 13,985,723

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated by reference into Part III (Items 10, 11, 12, and
13) hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CIDCO INCORPORATED

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   11
  Item 3.   Legal Proceedings...........................................   11
  Item 4.   Submission of Matters to a Vote of Security Holders.........   11
PART II.
  Item 5.   Market for Registrant's Common Stock and Related Stockholder
              Matters...................................................   12
  Item 6.   Selected Financial Data.....................................   13
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   14
  Item 7A   Quantitative and Qualitative Disclosure About Market Risk...   26
  Item 8.   Financial Statements and Supplementary Data.................   27
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   45
PART III.
  Item 10.  Directors and Executive Officers of the Registrant..........   45
  Item 11.  Executive Compensation and Other Matters....................   47
  Item 12.  Stock Ownership of Certain Beneficial Owners and
              Management................................................   52
  Item 13.  Certain Relationships and Related Transactions..............   53
PART IV.
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   54
SIGNATURES..............................................................   56

     This annual report on Form 10-K/A is being filed as a result of the restatement of our financial results for the fiscal years ending December 31, 1998, 1999 and 2000. This report still speaks as of the original filing date and, except as expressly stated, no attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

     On April 26, 2001 the Company announced that it was investigating an accounting issue that could result in restating current liabilities and cost of goods sold for its discontinued telephone equipment ("Telco") operations, which were sold in December 2000. The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer. This Form 10-K/A corrects the previously issued financial statements. See Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data including Note 11 of the Notes to Consolidated Financial Statements.

                                    PART I.

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

INDUSTRY BACKGROUND

     The Internet has become a mass medium for communications, information and e-commerce. The rapid adoption of e-mail is both a business and social phenomenon. According to 24/7 Media:Email Facts, there were 78 million active e-mail users, aged 13 and older, in the U.S. at year-end 1999, accounting for 35% of the total U.S. population of adults and teens. By year-end 2002, there will be 135 million e-mail users, representing 59% of the overall U.S population of adults and teens (Source: Emarketer).

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

     The Company's family of products includes the following principal models:

                                                                               TYPICAL        TYPICAL
                                                                              HARDWARE        MONTHLY
MODEL NO.        MEMORY CAPACITY                 PRODUCT FEATURES           RETAIL PRICE    SERVICE PLAN
---------  ----------------------------  --------------------------------  ---------------  ------------
Mivo 100   400 Typical Messages          Standard Internet E-mail (POP3 &  $79.00 - $99.00     $ 9.95
                                         SMTP); Graphical 6" x 2.25"
                                         Display; Uses Simple Intuitive
                                         Screens; Portable; Weighs 2.2
                                         Pounds; Operates On AA
                                         Batteries; Compose and Save
                                         E-mail Offline; Access New
                                         Messages With a Single Press of
                                         a Button; Large Keyboard, 16.5
                                         mm Pitch.
Mivo 200   400 Typical Messages          Standard Internet E-mail (POP3 &      $129.95         $12.95
                                         SMTP); Graphical 6" x 2.25"
                                         Display; Uses Simple Intuitive
                                         Screens; Portable; Weighs under
                                         2 Pounds; Operates On AA
                                         Batteries; Compose and Save
                                         E-mail Offline; Access New
                                         Messages With a Single Press of
                                         a Button; One-touch Access to
                                         Personalized Internet Content;
                                         Modern Industrial Design;
                                         Full-Size Keyboard and
                                         Navigation Button.
Mivo 300   800 Typical Messages;         Standard Internet E-mail (POP3 &      $179.95         $14.95
           capacity for up to 5 photos   SMTP); Graphical 16 Grayscale 6"
                                         x 2.25" Display; Uses Simple
                                         Intuitive Screens; Portable;
                                         Weighs under 2 Pounds; Operates
                                         On AA Batteries; Compose and
                                         Save E-mail Offline; Access New
                                         Messages With a Single Press of
                                         a Button; One-touch Access to
                                         HTML Customized Internet
                                         Information with Graphics,
                                         Images and Text; Modern
                                         Industrial Design; Full-Size
                                         Keyboard and Large Navigation
                                         Buttons.

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

EXECUTIVE OFFICERS

     As of March 26, 2001, the executive officers of the Company are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Paul G. Locklin........................  55    President, Chief Executive Officer and
                                                 Chairman of the Board of Directors
Richard D. Kent........................  44    Chief Financial Officer, Chief
                                               Operating Officer and Corporate
                                                 Secretary
William A. Sole........................  43    Executive Vice President, Worldwide
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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol CDCO.

     The following table sets forth for the periods indicated the high and low closing sales price per share of Common Stock on The Nasdaq Stock Market as reported by Nasdaq:

                                                               HIGH      LOW
                                                              ------    -----
2000
1st Quarter.................................................  $ 8.00    $4.00
2nd Quarter.................................................  $ 5.88    $2.75
3rd Quarter.................................................  $ 4.63    $2.69
4th Quarter.................................................  $ 3.38    $1.16

1999
1st Quarter.................................................  $ 4.88    $2.75
2nd Quarter.................................................  $ 7.75    $3.88
3rd Quarter.................................................  $16.13    $7.25
4th Quarter.................................................  $14.25    $3.88

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

ITEM 6.  SELECTED FINANCIAL DATA (RESTATED)

     On April 26, 2001, we announced that we were investigating an accounting issue that could result in restating current liabilities and cost of goods sold for our discontinued telephone equipment operations, which were sold in December 2000. The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer. As a result, our financial results for the fiscal years 1998, 1999 and 2000 were restated (see also Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation and Note 11 of Notes to Consolidated Financial Statements).

                                                         YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                             2000       1999       1998       1997       1996
                                           --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:              RESTATED   RESTATED   RESTATED   RESTATED   RESTATED
  Sales..................................  $ 12,460   $  9,143   $     --   $    --    $     --
  Selling and marketing..................    31,919      5,733         --        --          --
  Research and development...............     3,635      2,653         --        --          --
  Loss from continuing operations........   (23,361)   (11,072)    (4,732)   (3,096)     (2,177)
  Income (loss) from discontinued
     operations..........................   (18,639)     8,489    (48,688)   16,006      20,700
  Net income (loss)......................   (43,919)    (2,583)   (53,420)   12,910      18,523
  Loss per share from continuing
     operations -- basic and
     diluted(1)..........................     (1.68)     (0.81)     (0.34)    (0.22)      (0.15)
  Income (Loss) per share from
     discontinued operations -- basic
     (1).................................     (1.48)      0.62      (3.46)     1.15        1.45
  Income (Loss) per share from
     discontinued operations -- diluted
     (1).................................     (1.48)      0.62      (3.46)     1.12        1.36
  Net income (Loss) per
     share -- basic(1)...................     (3.16)     (0.19)     (3.80)     0.93        1.30
  Net income (Loss) per
     share -- diluted(1).................     (3.16)     (0.19)     (3.80)     0.90        1.21

                                                            AS OF DECEMBER 31,
                                           ----------------------------------------------------
                                             2000       1999       1998       1997       1996
                                           --------   --------   --------   --------   --------
BALANCE SHEET DATA:                        RESTATED   RESTATED   RESTATED
  Cash and cash equivalents..............  $ 12,699   $ 29,323   $ 12,349   $48,253    $ 26,509
  Short-term investments and restricted
     cash................................    12,101     10,546     13,975    26,486      38,560
  Working capital........................    28,082     66,282     68,257   112,980     110,469
  Total assets...........................    71,042     95,985    107,667   173,428     152,613
  Stockholders' equity...................    31,480     73,647     78,421   130,730     128,846

     QUARTERLY DATA (The following data has also been restated as discussed above):

                                                                YEAR ENDED DECEMBER 31, 2000
                                                      ------------------------------------------------
                                                        FIRST       SECOND       THIRD        FOURTH
                                                       QUARTER      QUARTER     QUARTER      QUARTER
                                                      ----------   ---------   ----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)
Sales...............................................   $    666     $ 6,597     $  1,507     $  3,690
Gross margin........................................       (674)      1,923         (769)        (996)
Income (loss) from continuing operations............     (4,770)     10,351      (10,555)     (18,386)
Loss from discontinued operations...................     (7,831)       (296)      (1,013)      (9,499)
Net income (loss)...................................    (12,601)     10,055      (11,568)     (29,805)
Income (Loss) per share from continuing
  operations -- basic(1)............................      (0.35)       0.75        (0.76)       (1.32)
Income (Loss) per share from continuing
  operations -- diluted(1)..........................      (0.35)       0.72        (0.76)       (1.32)
Income (Loss) per share from discontinued
  operations -- basic(1)............................      (0.56)      (0.02)       (0.07)       (0.83)
Income (Loss) per share from discontinued
  operations -- diluted(1)..........................      (0.56)      (0.02)       (0.07)       (0.83)
Net income (loss) per share -- basic(1).............      (0.91)       0.73        (0.83)       (2.15)
Net income (loss) per share -- diluted(1)...........      (0.91)       0.70        (0.83)       (2.15)

                                                             YEAR ENDED DECEMBER 31, 1999
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Sales..................................................  $    --   $    --   $ 5,428   $ 3,715
Gross margin...........................................       --        --       309       226
Loss from continuing operations........................   (1,661)   (2,362)   (3,168)   (3,881)
Income (loss) from discontinued operations.............    3,935     4,200     1,823    (1,469)
Net income (loss)......................................    2,274     1,838    (1,345)   (5,350)
Loss per share from continuing operations -- basic and
  diluted(1)...........................................    (0.12)    (0.18)    (0.23)    (0.28)
Income (Loss) per share from discontinued
  operations -- basic and diluted(1)...................     0.29      0.31      0.13     (0.11)
Net income (loss) per share -- basic and diluted(1)....     0.17      0.13     (0.10)    (0.39)

---------------
(1) For an explanation of the number of shares used to compute earnings per share, see Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

     Mivo products are sold primarily through the retail channel, with some sales coming from OEMs. Sales of e-mail appliance products sold through the retail channel are recognized based on the service contract that the end-user subscribes to upon activation of the service, less reserves for anticipated returns. Sales associated with the service provided to customers are recognized monthly as the services are utilized. In other words, if the end-user subscribes to an annual contract the product sale, the corresponding cost of sale and the service revenue are amortized over 12 months. If on the other hand, the end-user subscribes to a month-to-month contract the total product sale, the total corresponding cost of sale and the first month of service are recognized upon activation. OEM sales are one-time product only sales and are recognized upon shipment as there are no future obligations or return rights.

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

     As a result, the loss for the year ended December 31, 1998 changed from $51.4 million, or $3.66 per share, to $53.4 million, or $3.80 per share. The loss from continuing operations for the year ended December 31, 1998 changed from no earnings or losses to a loss of $4.7 million or $0.34 per share due to the reclassification of certain general and administrative costs, while the loss from discontinued operations changed from $51.4 million, or $3.66 per share, to $48.7 million, or $3.46 per share. Additionally, income (loss) from discontinued operations for the years ended December 31, 1999 and 2000 changed from $11.0 million, or $0.81 per share, to $8.5 million, or $0.62 per share, for 1999; and from $(15.5) million, or $(1.26) per share, to $(18.6) million, or $(1.48) per share, for 2000. Losses from continuing operations for 1999 and 2000 were not changed. As of December 31, 2000, current liabilities increased to $39.6 million from $34.4 million; accounts receivable decreased to $15.9 million from $17.1 million and inventories decreased to $12.4 million from $13.7 million compared to previously reported amounts.

     The income (loss) from discontinued operations for each of the quarters in the years ended December 31, 2000 and 1999 have been restated as follows:

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
2000:
  Loss from discontinued operations, as reported....  $(5,610)   $(2,472)   $(1,533)   $(7,769)
  Loss from discontinued operations, as restated....  $(7,831)   $  (296)   $(1,013)   $(9,499)
1999:
  Income (Loss) from discontinued operations, as
     reported.......................................  $ 3,203    $ 4,411    $ 3,682    $  (254)
  Income (Loss) from discontinued operations, as
     restated.......................................  $ 3,935    $ 4,200    $ 1,823    $(1,469)

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of sales from continuing operations represented by certain line items in the Company's income statement:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Sales.......................................................   100.0%    100.0%
Cost of sales...............................................   104.1      94.2
                                                              ------    ------
Gross margin................................................    (4.1)      5.8
                                                              ------    ------
Operating expenses:
  Research and development..................................    29.2      29.0
  Selling and marketing.....................................   256.2      62.7
  General and administrative................................    32.2      48.4
                                                              ------    ------
                                                               317.5     140.1
                                                              ------    ------
Loss from operations........................................  (321.7)   (134.3)
Other income................................................   134.2      13.2
                                                              ------    ------
Loss before income taxes....................................  (187.5)   (121.1)
Provision (benefit) for income taxes........................      --        --
                                                              ------    ------
Loss from continuing operations.............................  (187.5)   (121.1)
Income (loss) from discontinued operations..................  (165.0)     92.8
                                                              ------    ------
Net loss....................................................  (352.5)%   (28.3)%     n/a
                                                              ======    ======    ======

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

     Sales increased 36% from $9.1 million in 1999 to $12.5 million in 2000. OEM sales decreased 23% from 8.2 million in 1999 to $6.3 million in 2000. Unit sales in the OEM channel decreased 27% from approximately 52,000 in 1999 to approximately 38,000 in 2000 while the average selling price of these units increased from approximately $138 per unit to approximately $143 per unit. OEM sales are primarily one-time hardware sales to large telephone companies, which provide their own e-mail service. As the Company's primary focus is to build its own service business and the corresponding recurring revenue from subscriptions, the Company has deemphasized the OEM channel, causing the decline in sales. Conversely, sales from the Company's main recurring revenue channel have increased from $918 thousand to $6.2 million. This is made up of service revenue, which increased from $97 thousand in 1999 to $2.7 million in 2000, and hardware revenue, which increased from $821 thousand in 1999 to $3.4 million in 2000. The increase of revenue from the Company's e-mail service business is a direct result of its emphasis on building this channel. The two primary factors were increases in the retail storefronts and the increase in advertising spending. Retail storefronts increased from 80 at the end of 1999 to over 14,000 by the end of 2000. Additionally, the Company's spending on advertising increased from $0.9 million in 1999 to over $22.0 million in 2000.

  Gross Margin

     Cost of sales includes the cost of finished goods purchased from the Company's offshore contract manufacturer, all costs associated with procuring and warehousing the Company's inventory, the cost of wholesale ISP services and the cost of wholesale e-mail hosting services. Gross margin as a percentage of sales decreased from a positive 6% in 1999 to a negative 4% in 2000. The positive gross margin in 1999 reflects the dominance of the OEM channel in that year. The slightly negative gross margin in 2000 reflects the emergence of the Company's e-mail service business. Initially, the e-mail service business has very slim to negative margins as the hardware sale to the retailer is subsidized by approximately $15 per unit. Following the critical retail sale, the Company receives recurring subscription revenue with strong service margins, which may be as high as 80%. As this business grows and the recurring revenue builds as a percentage of total revenue, margins may exceed 50% overall.

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

1999 COMPARED TO 1998

     Comparisons for 1999 and 1998 are not provided as the Company launched its e-mail products and service business in 1999. The activity related to this business in 1998 relates to corporate general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $16.6 million during 2000 primarily from cash used in operations of $35.3 million, the acquisition of property and equipment of $2.0 million and the restriction of $5.4 million of cash as security for commercial letters of credit. Offsets include the sale of Telco assets of $5.0 million, the sale of short-term investments of $19.3 million, and the issuance of Common Stock of $1.8 million. Cash used in operations of $35.3 million was attributable to a net loss of $43.9 million, net of a gain on exchange of securities of $15.5 million, an increase in deferred cost of sales of $10.9 million and other current assets of $2.4 million and a decrease in accrued liabilities of $0.5 million, which was offset by an increase in deferred revenue of $11.2 million and accounts payable of $6.7 million, a decrease in inventory of $10.3 million and accounts receivable of $5.8 million, a loss on the retirement of property and equipment of $0.4 million and depreciation and amortization of $4.2 million.

     The Company's working capital as of December 31, 2000 was $28.1 million compared to $66.3 million as of December 31, 1999. The decrease of working capital was due to a decrease in cash, restricted cash and short-term investments of $15.1 million, inventory of $13.3 million, accounts receivable of $5.8 million and an increase in deferred revenue of $11.2 million and accounts payable of $6.7 million. Offsetting the above changes was an increase in deferred cost of sales of $10.9 million and other current assets of $2.4 million and a decrease in accrued liabilities and taxes of $0.6 million.

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

 If we are not able to manage and improve our information system and other components of our infrastructure, our results of operations and financial condition could suffer

     Our future success will require, among other things, that we continue to improve our operating Internet services and information systems. In particular, we must seek to refine and improve our Internet service provider and mail hosting capabilities and systems in support of our Internet appliance services and products. Our failure to successfully manage and improve our operating, Internet services, and information systems could harm our ability to obtain and/or retain Internet appliance services subscribers and could cause our business, results of operations or financial condition to suffer.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   27
  Balance Sheets at December 31, 2000 and 1999..............   28
  Statements of Operations for the three years ended
     December 31, 2000......................................   29
  Statements of Stockholders' Equity for the three years
     ended December 31, 2000................................   30
  Statements of Cash Flows for the three years ended
     December 31, 2000......................................   31
  Notes to Financial Statements.............................   32
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   44

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The previously issued financial statements for the years ended December 31, 2000, 1999 and 1998 have been restated as discussed in Note 11.

                                          PricewaterhouseCoopers LLP

San Jose, California
March 27, 2001, except as to Note 11,
as to which the date is June 11, 2001

                               CIDCO INCORPORATED

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS                                                         Restated       Restated
Current assets:
Cash and cash equivalents...................................   $ 12,699       $ 29,323
Restricted cash.............................................      5,390             --
Short-term investments......................................      6,711         10,546
Accounts receivable, net of allowances for doubtful accounts of $1,306 and $1,127 at December 31, 2000 and 1999,
  respectively..............................................     15,883         21,719
Inventories, net............................................     12,394         25,688
Deferred cost of sales......................................     11,214            342
Other current assets........................................      3,353          1,002
                                                               --------       --------
          Total current assets..............................     67,644         88,620
Property and equipment, net.................................      2,354          6,653
Other assets................................................      1,044            712
                                                               --------       --------
                                                               $ 71,042       $ 95,985
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................   $ 19,927       $ 13,258
Accrued liabilities.........................................      6,170          6,664
Deferred revenue............................................     13,465          2,300
Accrued taxes payable.......................................         --            116
                                                               --------       --------
          Total current liabilities.........................     39,562         22,338
                                                               --------       --------
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $.01 par value; 35,000 shares authorized,
  14,418 shares issued and outstanding at December 31, 2000
  & 1999....................................................        144            144
Treasury Stock, at cost (472 and 675 shares)................     (2,086)        (2,988)
Additional paid-in capital..................................     90,035         88,916
Accumulated deficit.........................................    (56,613)       (12,425)
                                                               --------       --------
          Total stockholders' equity........................     31,480         73,647
                                                               --------       --------
                                                               $ 71,042       $ 95,985
                                                               ========       ========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                            STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales:                                                        Restated      Restated      Restated
  Service..................................................   $  2,696      $     97      $     --
  Hardware.................................................      3,462           821            --
  OEM......................................................      6,302         8,225            --
                                                              --------      --------      --------
                                                                12,460         9,143            --
                                                              --------      --------      --------
Cost of Sales:
  Service and hardware.....................................      8,350           946            --
  OEM......................................................      4,626         7,663            --
                                                              --------      --------      --------
                                                                12,976         8,609            --
                                                              --------      --------      --------
Gross margin...............................................       (516)          534            --
                                                              --------      --------      --------
Operating expenses:
  Research and development.................................      3,635         2,653            --
  Selling and marketing....................................     31,919         5,733            --
  General and administrative...............................      4,011         4,426         5,432
                                                              --------      --------      --------
                                                                39,565        12,812         5,432
                                                              --------      --------      --------
Loss from operations.......................................    (40,081)      (12,278)       (5,432)
Other income...............................................     16,720         1,206            --
                                                              --------      --------      --------
Loss before income taxes...................................    (23,361)      (11,072)       (5,432)
Benefit from income taxes..................................         --            --           700
                                                              --------      --------      --------
Loss from continuing operations............................    (23,361)      (11,072)       (4,732)
Income (loss) from discontinued operations.................    (18,639)        8,489       (48,688)
Loss on disposition of discontinued operations.............     (1,919)           --            --
                                                              --------      --------      --------
Net loss...................................................   $(43,919)     $ (2,583)     $(53,420)
                                                              ========      ========      ========
Loss per share from continuing operations -- basic and
  diluted..................................................   $  (1.68)     $  (0.81)     $  (0.34)
Income (loss) per share from discontinued
  operations -- basic and diluted..........................      (1.48)         0.62         (3.46)
                                                              --------      --------      --------
Net loss per share -- basic and diluted....................   $  (3.16)     $  (0.19)     $  (3.80)
                                                              ========      ========      ========
Shares used in per-share calculation -- basic and
  diluted..................................................     13,882        13,608        14,049
                                                              ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      RETAINED
                                   COMMON STOCK      TREASURY STOCK    ADDITIONAL     EARNINGS          TOTAL           TOTAL
                                  ---------------   ----------------    PAID-IN     (ACCUMULATED)   STOCKHOLDERS'   COMPREHENSIVE
                                  SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL       DEFICIT)         EQUITY          INCOME
                                  ------   ------   ------   -------   ----------   -------------   -------------   -------------
                                                                          (IN THOUSANDS)
Balance at December 31, 1997....  14,399    $144     (463)   $(6,163)   $88,763       $ 47,986        $130,730        $ 12,938
  Unrealized losses from
    investments.................                                                           (31)            (31)            (31)
  Tax benefit from exercise of
    stock options...............                                            153                            153
  Employee stock options
    exercised...................                       61        773                      (198)            575
  Employee stock purchase
    plan........................                       63        790                      (376)            414
  Net loss......................                                                       (53,420)        (53,420)        (53,420)
                                  ------    ----     ----    -------    -------       --------        --------        --------
Balance at December 31, 1998
  Restated......................  14,418     144     (339)    (4,600)    88,916         (6,039)         78,421        $(53,451)
                                                                                                                      ========
  Unrealized losses from
    investments.................                                                           (92)            (92)            (92)
  Treasury stock purchased......                     (713)    (3,154)                                   (3,154)
  Employee stock options
    exercised...................                      311      3,891                    (2,999)            892
  Employee stock purchase
    plan........................                       66        875                      (712)            163
  Net loss......................                                                        (2,583)         (2,583)         (2,583)
                                  ------    ----     ----    -------    -------       --------        --------        --------
Balance at December 31, 1999
  Restated......................  14,418     144     (675)    (2,988)    88,916        (12,425)         73,647        $ (2,757)
                                                                                                                      ========
  Unrealized losses from
    investments.................                                                           (26)            (26)            (26)
  Employee stock options
    exercised...................                       97        428                      (139)            289
  Employee stock purchase
    plan........................                      107        474                      (104)            370
  Issuance of warrants..........                                          1,119                          1,119
  Net loss......................                                                       (43,919)        (43,919)        (43,919)
                                  ------    ----     ----    -------    -------       --------        --------        --------
Balance at December 31, 2000
  Restated......................  14,418    $144     (472)   $(2,086)   $90,035       $(56,613)       $ 31,480        $(43,945)
                                  ======    ====     ====    =======    =======       ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------    -------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:                         Restated    Restated   Restated
  Net loss..................................................  $(43,919)   $(2,583)   $(53,420)
  Adjustments to reconcile net loss to net cash flow from
     operating activities:
  Depreciation and amortization.............................     4,195      5,446       2,880
  Equity in losses of affiliate.............................        --         --       1,605
  Property and equipment retirements........................       424         --      10,300
  Deferred income taxes.....................................        --      1,490      11,100
  Gain on exchange of securities............................   (15,490)        --          --
Changes in assets and liabilities:
  Accounts receivable.......................................     5,836      5,970      30,393
  Inventories...............................................    10,262     (3,602)     (9,182)
  Income tax refund receivable..............................        --     18,367     (18,367)
  Deferred cost of sales....................................   (10,872)        --          --
  Other current assets......................................    (2,352)       545        (241)
  Other assets..............................................      (572)      (239)       (862)
  Accounts payable..........................................     6,673     (1,169)    (15,441)
  Accrued liabilities.......................................      (497)    (5,963)      3,630
  Deferred revenue..........................................    11,165         --          --
  Accrued taxes payable.....................................      (116)      (118)     (1,641)
                                                              --------    -------    --------
     Net cash provided by (used in) operating activities....   (35,263)    18,144     (39,246)
                                                              --------    -------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (2,049)    (2,408)    (10,280)
  Sale of Telco assets......................................     5,000         --          --
  Restricted cash...........................................    (5,390)        --          --
  Sale of short-term investments, net.......................    19,300      3,337      12,480
                                                              --------    -------    --------
     Net cash provided by investing activities..............    16,861        929       2,200
                                                              --------    -------    --------
Cash flows from financing activities:
  Issuance of Common Stock, net of issuance costs...........     1,778      1,055         989
  Purchase of Treasury Stock................................        --     (3,154)         --
  Tax benefit from exercise of stock options................        --         --         153
                                                              --------    -------    --------
     Net cash provided by (used in) financing activities....     1,778     (2,099)      1,142
                                                              --------    -------    --------
Net increase (decrease) in cash and cash equivalents........   (16,624)    16,974     (35,904)
Cash and cash equivalents at beginning of year..............    29,323     12,349      48,253
                                                              --------    -------    --------
Cash and cash equivalents at end of year....................  $ 12,699    $29,323    $ 12,349
                                                              ========    =======    ========
Supplemental disclosure of cash flow information:
  Issuance of warrants in connection with marketing
     agreement..............................................  $  1,119    $    --    $     --
                                                              ========    =======    ========
  Cash paid during the year for income taxes................  $     --    $    --    $  1,855
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

     As a result of the Company's divestiture of its Telco Business described above and its intention to focus on the Internet appliance business, the Company is now subject to the risks and challenges similar to companies in a development stage of operations. These risks include, but are not limited to: dependence on key individuals and key suppliers of integral components; successful development and marketing of its new products; obtaining adequate financing to support the planned growth in sales of its products; and competition from larger companies with greater financial, technical, management and marketing resources. Management's plans for funding operations during 2001 include generating revenues from sales of its new Internet appliances while controlling costs and working capital requirements. The Company's failure to sell its products, control its costs or control its working capital requirements would unfavorably impact the Company. The Company is also investigating other strategic alternatives and has engaged an Investment Banking firm to assist with that process.

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

  Revenue Recognition

     Revenues from the sale of e-mail appliance products are recognized upon mail service activation over the term of the service agreement. Revenues from monthly e-mail services are recognized over the term the services are provided. The Company defers revenue to the extent that goods or services have yet to be provided, including sales to retailers. Revenues from OEM sales are recorded upon shipment as there are no future obligations or return rights.

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

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
Net loss............................................  $(43,919)   $(2,583)   $(53,420)
                                                      ========    =======    ========
Weighted average shares -- basic....................    13,882     13,608      14,049
  Effect of dilutive securities -- employee stock
     options........................................        --         --          --
                                                      --------    -------    --------
Weighted average shares -- diluted..................    13,882     13,608      14,049
                                                      ========    =======    ========
Net loss per common share -- basic..................  $  (3.16)   $ (0.19)   $  (3.80)
                                                      ========    =======    ========
Net loss per common share -- diluted................  $  (3.16)   $ (0.19)   $  (3.80)
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

     The Company's accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs periodic credit evaluations of its open account customers' financial condition and requires no collateral. The Company maintains an allowance for doubtful accounts receivable based upon their expected collectability. For additional information, see note 10.

                               CIDCO INCORPORATED

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

NOTE 3. BALANCE SHEET COMPONENTS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Inventories, net of reserves:
  Finished goods............................................  $ 11,858    $ 22,283
  Raw materials.............................................       536       3,405
                                                              --------    --------
                                                              $ 12,394    $ 25,688
                                                              ========    ========
Property and equipment, net:
  Land......................................................  $    866    $    866
  Computers and office equipment............................    13,917      16,884
  Tooling...................................................       302       8,619
  Furniture and fixtures....................................     2,008       2,134
  Leasehold improvements....................................     2,891       2,607
                                                              --------    --------
                                                                19,984      31,110
  Less accumulated depreciation and amortization............   (17,630)    (24,457)
                                                              --------    --------
                                                              $  2,354    $  6,653
                                                              ========    ========
Accrued liabilities:
  Accrued compensation......................................  $  1,196    $  1,447
  Sales taxes payable.......................................       880       1,676
  Other.....................................................     4,094       3,541
                                                              --------    --------
                                                              $  6,170    $  6,664
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

                               CIDCO INCORPORATED

NOTE 5. INVESTMENTS

     The Company's short-term investments consist primarily of municipal and corporate bonds. As of December 31, 2000, no investments had maturities of greater than one year. The cost and fair value of the Company's short-term investments are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              ------    -------
Fair value..................................................  $6,711    $10,546
Cost........................................................   6,710     10,536
                                                              ------    -------
Unrealized gains............................................  $    1    $    10
                                                              ======    =======

     Included in investments are securities valued at $1.5 million which the Company is precluded from selling until May 2001.

NOTE 6. DISCONTINUED OPERATIONS

     On December 8, 2000, the Company's shareholders approved the sale of substantially all of the assets of the Telco Business in exchange for $5,000,000 in cash, plus certain inventory and royalty payments to be made after closing. The sale was completed on December 14, 2000 and resulted in a loss on sale of $1.9 million, including selling costs. In accordance with the terms of the sale, the Company retained certain inventory and all cash, accounts receivable and accounts payable relating to the conduct of the Telco business as of the close date. The net assets retained, excluding cash, amounted to approximately $5.7 million. The future royalty payments are based on a percentage of the buyer's post-close revenues from sales of telephony products over a period of four years, at a rate of 4%, 3%, 2% and 1%, respectively, in each of the succeeding years. The operating results of the Telco Business have been segregated from continuing operations and are reported as discontinued operations, with prior years restated.

     Operating results of the Telco Business for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Revenues...........................................  $ 67,801    $149,450    $174,703
Income (loss) before income taxes..................   (20,558)      8,489     (54,943)
Benefit from income taxes..........................        --          --       6,255
Net income (loss)..................................   (20,558)      8,489     (48,688)

     Net assets associated with the Telco Business included in the Balance Sheet at December 31, 2000 are as follows (in thousands):

                                                              2000
                                                            --------
Accounts receivable.......................................  $  9,916
Inventory.................................................     5,367
Accounts payable..........................................   (12,827)
                                                            --------
Net assets................................................  $  2,456
                                                            ========

NOTE 7. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its headquarters, call center and distribution facilities in Morgan Hill, California, under operating leases which expire in March 2006. In connection with the sale of the Telco Business (note 6), the buyer of the Telco Business is obligated to pay the Company the costs of the facilities used by

                               CIDCO INCORPORATED

the Telco Business. Additionally, the Company leases approximately 6,100 square feet of office space in Mountain View, California for its development group under a lease that expires in March 2005. The Company also leases office space in Palo Alto, California under an operating lease that expires in 2002 and which has been sublet. These facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain renewal options and provisions adjusting the lease payments based upon changes in the consumer price index.

     Future minimum lease payments under non-cancelable leases at December 31, 2000 were as follows (in thousands):

Year ending December 31, 2001...............................  $1,799
2002........................................................   1,789
2003........................................................   1,816
2004........................................................   1,779
2005........................................................   1,033
Thereafter..................................................     218
                                                              ------
Total minimum lease payments................................  $8,434
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

                               CIDCO INCORPORATED

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

                               CIDCO INCORPORATED

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

     The following table summarizes stock option activity under the Employee Stock Option Plans:

                                                                        OPTIONS OUTSTANDING
                                                       SHARES      ------------------------------
                                                     AVAILABLE                   WEIGHTED AVERAGE
                                                     FOR GRANT       SHARES       EXERCISE PRICE
                                                     ----------    ----------    ----------------
Balance at December 31, 1997.......................     400,275     1,565,760         $14.57
  Additional shares authorized.....................     700,000            --             --
  Options granted..................................  (2,706,798)    2,706,798         $ 4.19
  Options exercised................................          --       (61,278)        $ 9.32
  Options canceled.................................   2,340,318    (2,340,318)        $11.45
                                                     ----------    ----------
Balance at December 31, 1998.......................     733,795     1,870,962         $ 2.71
  Options granted..................................    (216,175)      216,175         $ 6.00
  Options exercised................................          --      (280,345)        $ 2.86
  Options canceled.................................      91,927       (91,927)        $ 2.75
                                                     ----------    ----------
Balance at December 31, 1999.......................     609,547     1,714,865         $ 3.04
  Additional shares authorized.....................     300,000            --             --
  Options granted..................................    (869,437)      869,437         $ 4.78
  Options exercised................................          --       (97,155)        $ 2.67
  Options canceled.................................     588,906      (588,906)        $ 3.84
                                                     ----------    ----------         ------
Balance at December 31, 2000.......................     629,016     1,898,241         $ 3.61
                                                     ==========    ==========         ======

                               CIDCO INCORPORATED

     The following table summarizes information concerning all outstanding and exercisable stock options as of December 31, 2000, including outstanding options to the former Executive Officer of 270,000 shares and Directors Option Plan of 180,000 shares:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                               WEIGHTED AVERAGE   WEIGHTED AVERAGE                 WEIGHTED AVERAGE
   RANGE OF        NUMBER         REMAINING           EXERCISE         NUMBER          EXERCISE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE        PRICE         EXERCISABLE        PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$1.00 - $ 2.75      615,161          6.94              $ 2.10           368,368         $ 1.95
$2.94 - $ 3.19      590,127          7.47              $ 3.00           427,328         $ 3.00
$3.38 - $ 5.75      713,169          8.83              $ 4.79           135,629         $ 4.70
$6.50 - $19.82      429,784          5.68              $11.93           270,805         $13.46
                  ---------                                           ---------
$1.00 - $19.82    2,348,241          7.42              $ 4.94         1,202,130         $ 5.23
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

                               CIDCO INCORPORATED

SFAS 123, the Company's results for the years ended December 31, 2000, 1999 and 1998 would have been as follows (in thousands):

                                                        2000       1999        1998
                                                      --------    -------    --------
Net loss as reported................................  $(43,919)   $(2,583)   $(53,420)
Pro forma net loss..................................  $(47,352)   $(5,351)   $(58,775)
Basic and diluted loss per share as reported........  $  (3.16)   $ (0.19)   $  (3.80)
Pro forma basic and diluted loss per share..........  $  (3.41)   $ (0.39)   $  (4.18)

     The pro forma effect on net loss and loss per share is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

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

NOTE 9. PROVISION FOR (BENEFIT FROM) INCOME TAXES

     The Company made no provision for income taxes for the year ended December 31, 2000, due to losses incurred. The provision for income taxes for the years ended December 31, 1999 and 1998 consists of the following (in thousands):

                                                               1999        1998
                                                              -------    --------
Current:
  Federal...................................................  $(1,501)   $(18,230)
  State.....................................................       11         175
                                                              -------    --------
                                                               (1,490)    (18,055)
                                                              -------    --------
Deferred:
  Federal...................................................    1,490       8,750
  State.....................................................       --       2,350
                                                              -------    --------
                                                                1,490      11,100
                                                              -------    --------
                                                              $    --    $ (6,955)
                                                              =======    ========

                               CIDCO INCORPORATED

     At December 31, 2000, the Company had approximately $62,000,000 of federal operating loss carryforwards available to offset future taxable income, which expire between 2019 and 2020. At December 31, 2000, the Company had federal and state research and development credits of approximately $187,000 and $703,000, respectively, available to offset future taxable income. The federal credits expire in the year 2020 and the state credits may be carried forward indefinitely.

     The difference between income taxes at the statutory federal income tax rate and income taxes reported in the income statement are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                            2000       1999      1998
                                                            -----    --------    -----
Federal statutory tax rate................................  (34.0)%     (34.0)%  (35.0)%
State income taxes, net of federal benefit................   (5.8)        4.1      2.7
Research and development tax credits......................   (0.4)        0.0      0.0
Permanent differences.....................................   (3.2)       (9.6)     0.2
Valuation allowance.......................................   41.6        52.5     24.2
Other.....................................................    1.8       (13.0)    (3.6)
                                                            -----    --------    -----
                                                              0.0%        0.0%   (11.7)%
                                                            =====    ========    =====

     Deferred income taxes result from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The net deferred tax asset consists of the following (in thousands):

                                                               AS OF DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred Tax Assets:
  Non-deductible reserves...................................  $  4,813    $  6,247
  Inventory basis difference................................       144         152
  Depreciation..............................................     4,050       3,819
  Other.....................................................       946         361
  Net operating loss........................................    24,274       5,364
                                                              --------    --------
Gross deferred tax asset....................................    34,227      15,943
Deferred tax liabilities....................................        --          --
                                                              --------    --------
Net deferred tax assets.....................................    34,227      15,943
Less valuation allowance....................................   (34,227)    (15,943)
                                                              --------    --------
                                                              $     --    $     --
                                                              ========    ========

NOTE 10. SIGNIFICANT CUSTOMERS

     The Company's sales to significant customers related to continuing operations as a percentage of total sales from continuing operations are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Customer
A...........................................................     *    53.4%
B...........................................................  43.0%      *

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

NOTE 11. RESTATEMENT

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

     As a result, the loss for the year ended December 31, 1998 changed from $51.4 million, or $3.66 per share, to $53.4 million, or $3.80 per share. The loss from continuing operations for the year ended December 31, 1998 changed from no earnings or losses to a loss of $4.7 million or $0.34 per share due to the reclassification of certain general and administrative costs, while the loss from discontinued operations changed from $51.4 million or $3.66 per share, to
48.7 million or $3.46 per share. Additionally, income (loss) from discontinued operations for the years ended December 31, 1999 and 2000 changed from $11.0 million, or $0.81 per share, to $8.5 million, or $0.62 per share, for 1999; and from $(15.5) million, or $(1.26) per share, to $(18.6) million, or $(1.48) per share, for 2000. Losses from continuing operations for 1999 and 2000 were not changed. As of December 31, 2000, current liabilities increased to $39.6 million from $34.4 million; accounts receivable decreased to $15.9 million from $17.1 million and inventories decreased to $12.4 million from $13.7 million compared to previously reported amounts.

     The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                                                           BALANCE AT                            BALANCE
                                                           BEGINNING                             AT END
                                                            OF YEAR     ADDITIONS   DEDUCTIONS   OF YEAR
                                                           ----------   ---------   ----------   -------
                                                                          (IN THOUSANDS)
Year ended December 31, 1998
  Allowance for doubtful accounts........................    $3,301      $ 4,236     $(5,652)    $1,885
  Allowance for excess and obsolete inventory............    $3,381      $11,535     $(6,721)    $8,195
Year ended December 31, 1999
  Allowance for doubtful accounts........................    $1,885      $ 3,836     $(4,594)    $1,127
  Allowance for excess and obsolete inventory............    $8,195      $ 3,546     $(5,665)    $6,076
Year ended December 31, 2000
  Allowance for doubtful accounts........................    $1,127      $ 1,241     $(1,062)    $1,306
  Allowance for excess and obsolete inventory............    $6,076      $ 2,967     $(2,150)    $6,893

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's executive officers may be found in the section entitled "Executive Officers" in Part I of this 10-K/A.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS

             See Item 8 of this Report.

         (2) FINANCIAL STATEMENT SCHEDULES

             See Item 8 of this Report.

         (3) INDEX TO EXHIBITS CIDCO INCORPORATED

EXHIBITS                                                                PAGE
--------                                                                ----
     3.1  Amended and Restated Certificate of Incorporation.(1)         --
     3.2  Second Amended and Restated By-laws of CIDCO Incorporated
          dated January 26, 1999.(6)                                    --
     4.2  Rights Agreement dated as of January 27, 1997, between the
          Registrant and United States Trust Company of New York, as
          Rights Agent.(3)                                              --
    10.4  Patent License Agreement dated as of May 1, 1989 between the
          Registrant and American Telephone and Telegraph Company.(1)   --
    10.5  Form of Indemnification Agreement.(1)                         --
    10.17 Sublease dated Nov. 18, 1994, between Thoits Bros. and the
          Registrant for 180 Cochrane Circle.(2)                        --
    10.18 Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the
          Registrant for 105 Cochrane Circle, Units A, B, C, D, and
          E.(2)                                                         --
    10.20 Registrant's 1994 Directors' Stock Option Plan.(2)            --
    10.24 Employment Agreement dated June 28, 1996 between Registrant
          and Ian Laing.(4)                                             --
    10.30 Registrant's Second Amended and Restated 1993 Stock Option
          Plan.(5)                                                      --
    10.31 Registrant's Amended and Restated 1998 Stock Option Plan.(5)  --
    10.32 Employment Agreement dated June 1, 1998 between the Company
          and Richard D. Kent.(5)                                       --
    10.33 Employment Termination Agreement dated Nov. 12, 1998 between
          Registrant and Daniel L. Eilers.(5)                           --
    10.34 Employment Agreement dated Nov. 12, 1998 between the Company
          and Paul G. Locklin.(6)                                       --
    10.35 Employment Agreement dated Sept. 30, 1994 between the
          Company and Timothy J. Dooley.(6)                             --
    10.36 Separation Agreement dated Sept. 20, 1998 between the
          Company and Marv Tseu.(6)                                     --
    10.37 Separation Agreement dated Sept. 20, 1998 between the
          Company and Jim Hindmarch.(6)                                 --
    10.38 Separation Agreement dated Nov. 20, 1998 between the Company
          and Ho Leung Cheung(6)                                        --
    10.39 Employment Agreement dated June 5, 1998 between the Company
          and William A. Sole.(7)                                       --
    10.40 Registrant's 1999 Employee Stock Purchase Plan(8)
    10.41 Separation Agreement and Release of all Claims dated January
          23, 2001 between the Company and Timothy Dooley                *
    10.42 Separation Agreement and Release of all Claims dated January
          23, 2001 between the Company and Ian Laing                     *
    10.43 Sublease of 800 California Street dated August 16, 2000
          between the Company and Moai Technologies, Inc.                *

EXHIBITS                                                                PAGE
--------                                                                ----
    10.44 Asset Purchase Agreement dated September 14, 2000, as amended, between the Company and Cidco LLC; and related
          agreements attached as exhibits thereto: (Security
          Agreement, License Agreement, Foreign Telephony Product
          License Agreement)(9)                                         --
    10.45 Amended and Restated Loan and Security Agreement dated March
          29, 1999 between Registrant and Comerica Bank-California.(7)  --
    23    Consent of Independent Accountants                            --

---------------
 *  Previously filed by registrant with Form 10-K filed on April 2, 2001.

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

                                          CIDCO INCORPORATED

                                          By:      /s/ PAUL G. LOCKLIN
                                            ------------------------------------
                                            Paul G. Locklin
                                            President and Chief Executive
                                              Officer
                                            Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated, each on the      th day of March
2001.


                /s/ RICHARD D. KENT                    Chief Financial Officer, Chief Operating
---------------------------------------------------    Officer, Corporate Secretary and Principal
                  Richard D. Kent                      Accounting Officer

                 /s/ JOHN FLOISAND                     Director
---------------------------------------------------
                   John Floisand

               /s/ ERNEST K. JACQUET                   Director
---------------------------------------------------
                 Ernest K. Jacquet

                   /s/ MARV TSEU                       Director
---------------------------------------------------
                     Marv Tseu

                  /s/ ROBERT LEE                       Director
---------------------------------------------------
                    Robert Lee

                                 EXHIBIT INDEX

EXHIBITS                                                                PAGE
--------                                                                ----
     3.1  Amended and Restated Certificate of Incorporation.(1)         --
     3.2  Second Amended and Restated By-laws of CIDCO Incorporated
          dated January 26, 1999.(6)                                    --
     4.2  Rights Agreement dated as of January 27, 1997, between the
          Registrant and United States Trust Company of New York, as
          Rights Agent.(3)                                              --
    10.4  Patent License Agreement dated as of May 1, 1989 between the
          Registrant and American Telephone and Telegraph Company.(1)   --
    10.5  Form of Indemnification Agreement.(1)                         --
    10.17 Sublease dated Nov. 18, 1994, between Thoits Bros. and the
          Registrant for 180 Cochrane Circle.(2)                        --
    10.18 Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the
          Registrant for 105 Cochrane Circle, Units A, B, C, D, and
          E.(2)                                                         --
    10.20 Registrant's 1994 Directors' Stock Option Plan.(2)            --
    10.24 Employment Agreement dated June 28, 1996 between Registrant
          and Ian Laing.(4)                                             --
    10.30 Registrant's Second Amended and Restated 1993 Stock Option
          Plan.(5)                                                      --
    10.31 Registrant's Amended and Restated 1998 Stock Option Plan.(5)  --
    10.32 Employment Agreement dated June 1, 1998 between the Company
          and Richard D. Kent.(5)                                       --
    10.33 Employment Termination Agreement dated Nov. 12, 1998 between
          Registrant and Daniel L. Eilers.(5)                           --
    10.34 Employment Agreement dated Nov. 12, 1998 between the Company
          and Paul G. Locklin.(6)                                       --
    10.35 Employment Agreement dated Sept. 30, 1994 between the
          Company and Timothy J. Dooley.(6)                             --
    10.36 Separation Agreement dated Sept. 20, 1998 between the
          Company and Marv Tseu.(6)                                     --
    10.37 Separation Agreement dated Sept. 20, 1998 between the
          Company and Jim Hindmarch.(6)                                 --
    10.38 Separation Agreement dated Nov. 20, 1998 between the Company
          and Ho Leung Cheung(6)                                        --
    10.39 Employment Agreement dated June 5, 1998 between the Company
          and William A. Sole.(7)                                       --
    10.40 Registrant's 1999 Employee Stock Purchase Plan(8)
    10.41 Separation Agreement and Release of all Claims dated January
          23, 2001 between the Company and Timothy Dooley                *
    10.42 Separation Agreement and Release of all Claims dated January
          23, 2001 between the Company and Ian Laing                     *
    10.43 Sublease of 800 California Street dated August 16, 2000
          between the Company and Moai Technologies, Inc.                *
    10.44 Asset Purchase Agreement dated September 14, 2000, as amended, between the Company and Cidco LLC; and related
          agreements attached as exhibits thereto: (Security
          Agreement, License Agreement, Foreign Telephony Product
          License Agreement)(9)                                         --

EXHIBITS                                                                PAGE
--------                                                                ----
    10.45 Amended and Restated Loan and Security Agreement dated March
          29, 1999 between Registrant and Comerica Bank-California.(7)  --
    23    Consent of Independent Accountants                            --

---------------

 *  Previously filed by registrant with Form 10-K filed on April 2, 2001.

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