Form 10-Q
period 2001-06-30
CIDCO INC
filed 2001-08-13
CIK 917639

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

OR

[ ]	Transition report pursuant to section 13(d) or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to _________ .

Commission file number: 0-23296

CIDCO INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3500734
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

220 Cochrane Circle
Morgan Hill, CA 95037
(Address of principal executive offices and zip code)

(408) 779-1162
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [   ]

The number of shares outstanding of the Registrant’s Common Stock on July 30, 2001 was 13,982,438.

CIDCO INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIDCO INCORPORATED

BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2001	2000

	Unaudited	Restated
ASSETS

Current assets:

Cash and cash equivalents	$1,536	$12,699

Restricted cash	1,900	5,390

Short-term investments	4,306	6,711

Accounts receivable, net of allowances for doubtful accounts of $660 and $1,306 at June 30, 2001 and December 31, 2000, respectively	4,513	15,883

Inventories, net	9,748	12,394

Deferred cost of sales	9,614	11,214

Other current assets	1,742	3,353

Total current assets	33,359	67,644

Property and equipment, net	2,185	2,354

Other assets	804	1,044

	$36,348	$71,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,728	$19,927

Accrued liabilities	5,278	6,170

Deferred revenue	11,593	13,465

Total current liabilities	22,599	39,562

Stockholders’ equity:

Common stock, $.01 par value; 35,000 shares authorized, 14,418 shares issued and outstanding	144	144

Treasury Stock, at cost (434 and 472 shares)	(1,919)	(2,086)

Additional paid-in capital	90,035	90,035

Accumulated deficit	(74,511)	(56,613)

Total stockholders’ equity	13,749	31,480

	$36,348	$71,042

The accompanying notes are an integral part of these financial statements.

CIDCO INCORPORATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

		RESTATED		RESTATED
Sales:

Service	$3,518	$291	$6,147	$428

Hardware	2,090	408	4,299	532

OEM	—	5,898	—	6,303

	5,608	6,597	10,446	7,263

Cost of Sales:

Service and hardware	4,961	711	10,541	1,388

OEM	—	3,963	—	4,626

	4,961	4,674	10,541	6,014

Gross margin	647	1,923	(95)	1,249

Operating expenses:

Research and development	1,181	582	2,863	1,250

Selling and marketing	4,252	5,669	12,455	8,197

General and administrative	2,133	1,022	3,698	2,138

	7,566	7,273	19,016	11,585

Loss from operations	(6,919)	(5,350)	(19,111)	(10,336)

Other income	568	15,701	1,298	15,917

Income (Loss) before income taxes	(6,351)	10,351	(17,813)	5,581

Provision for income taxes	—	—	—	—

Income (Loss) from continuing operations	(6,351)	10,351	(17,813)	5,581

Loss from discontinued operations	—	(296)	—	(8,127)

Net income (loss)	$(6,351)	$10,055	$(17,813)	$(2,546)

Income (Loss) per share from continuing operations — basic	$(0.45)	$0.75	$(1.27)	$0.40

Income (Loss) per share from continuing operations — diluted	$(0.45)	$0.73	$(1.27)	$0.40

Loss per share from discontinued operations - basic and diluted	$—	$(0.02)	$—	$(0.59)

Net income (loss) per share — basic	$(0.45)	$0.72	$(1.27)	$(0.19)

Net income (loss) per share — diluted	$(0.45)	$0.70	$(1.27)	$(0.19)

Shares used in per-share calculation — basic	13,982	13,873	13,976	13,842

Shares used in per-share calculation — diluted	13,982	14,302	13,976	13,842

Comprehensive income (loss):

Net income (loss)	$(6,351)	$10,055	$(17,813)	$(2,546)

Change in unrealized gain (loss) on investments, net	(10)	102	18	245

Total comprehensive income (loss)	$(6,361)	$10,157	$(17,795)	$(2,301)

The accompanying notes are an integral part of these financial statements.

CIDCO INCORPORATED

STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended
	June 30,

	2001	2000

		RESTATED
Cash flows provided by operating activities:

Net income (loss)	$(17,813)	$(2,546)

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	662	2,156

Gain on exchange of securities	—	(15,430)

Changes in assets and liabilities:

Accounts receivable	11,370	2,418

Inventories	2,646	10,298

Deferred cost of sales	1,600	(3,048)

Other current assets	1,611	(376)

Other assets	240	(1,232)

Accounts payable	(14,199)	(7,140)

Accrued liabilities	(892)	397

Deferred revenue	(1,872)	1,244

Net cash used in operating activities	(16,647)	(13,259)

Cash flows provided by investing activities:

Acquisition of property and equipment	(493)	(710)

Restricted cash	3,490	—

Sale of short-term investments, net	2,423	1,172

Net cash provided by investing activities	5,420	462

Cash flows provided by financing activities:

Issuance of common stock	64	553

Net cash provided by financing activities	64	553

Net decrease in cash and cash equivalents	(11,163)	(12,244)

Cash and cash equivalents at beginning of period	12,699	29,323

Cash and cash equivalents at end of period	$1,536	$17,079

Supplemental disclosure of cash flow information:

Issuance of warrants in connection with marketing agreement	$—	$1,120

The accompanying notes are an integral part of these financial statements.

CIDCO INCORPORATED

Notes to Financial Statements

Note 1. Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, operating results and cash flows for those periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s most recent Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. Results for the interim period are not necessarily indicative of results for the entire year.

Restatement of Financial Results

     On April 26, 2001, the Company announced that it was investigating an accounting issue that could result in restating current liabilities and cost of goods sold for its discontinued telephone equipment (“Telco”) operations, which were sold in December 2000.

     The investigation found that cost of goods sold related to discontinued operations was understated by a total of $7.7 million during the previous three years due to issues relating to telephone equipment rework and scrap and to valuation of the remaining Telco inventory. The result was a $5.2 million understatement of current liabilities, $1.2 million overstatement of a vendor account receivable and a $1.3 million overstatement of Telco inventory. Cost of goods sold was understated by $2.0 million, $2.5 million and $3.2 million in 1998, 1999 and 2000, respectively. Refer to the Company’s Form 10-K/A for the year ended December 31, 2000, for a further discussion of the impact of the restatement.

     As a result, loss from discontinued operations for the three months ended June 30, 2000 decreased from $2.5 million, or $0.18 per share, to $0.3 million, or $0.02 per share, and loss from discontinued operations for the six months ended June 30, 2000 was unchanged at $8.1 million, or $0.58 per share. As of June 30, 2000, current liabilities increased to $16.5 million from $12.6 million and accounts receivable decreased to $19.3 million from $20.0 million compared to previously reported amounts.

     The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer.

Note 2. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 during its fiscal year ending December 31, 2001. The adoption of SFAS No. 133 did not have a material effect on its financial position or results of operations.

     In June 2001, the FASB issued EITF 00-25, “Vendor Income Statement Characterization of Consideration Paid to Reseller of the Vendor’s Products,” which is effective for annual or interim financial statements beginning after December 15, 2001. The issue addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment of the selling price and should therefore be deducted from revenue or a cost incurred by the vendor for assets or services received. The Company is currently assessing but has not yet determined the impact of EITF 00-25 on its statement of operations.

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142 will not have a significant impact on its financial position or results of operations.

Note 3. Inventories

     Inventories are stated at the lower of cost or market value, cost being determined using the standard cost method (which approximates first in, first out). The Company’s inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

     The components of inventory are as follows (in thousands):

	June 30, 2001	Dec. 31, 2000

Inventories, net of reserves:

Finished Goods	$9,748	$11,858

Raw Materials	—	536

	$9,748	$12,394

Note 4. Comprehensive Income (loss)

     The Company’s comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on investments. Accumulated balances of unrealized gains and losses on investments are as follows:

Balance December 31, 1999	$(13)

Unrealized gain in the period, net	245

Balance June 30, 2000	$232

Balance December 31, 2000	$1

Unrealized gain in the period, net	18

Balance June 30, 2001	$19

Note 5. Earnings (loss) per Share

     Basic Earnings Per Share (“EPS”) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Basic EPS excludes the dilutive effect of stock options. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss) used to compute earnings per common share	$(6,351)	$10,055	$(17,813)	$(2,546)

Denominator used to compute basic earnings (loss) per common share	13,982	13,873	13,976	13,842

Shares issuable on exercise of options (1)	—	429	—	—

Denominator used to compute diluted earnings (loss) per common share	13,982	14,302	13,976	13,842

Basic earnings (loss) per share	$(0.45)	$0.72	$(1.27)	$(0.19)

Diluted earnings (loss) per share	$(0.45)	$0.70	$(1.27)	$(0.19)

(1)	Stock options and warrants to purchase 1,876,837 shares of common stock priced at $0.90 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter ended June 30, 2001. Stock options and warrants to purchase 747,984 shares of common stock priced at $5.75 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter and six months ended June 30, 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part 1, Item 1 of this Quarterly Report.

     This Report contains forward-looking statements that involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology such as “may,” “intends,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. These statements are only predictions. These forward-looking statements are subject to risks and uncertainties and other factors, including those set forth below under the caption “Factors Which May Affect Future Results,” which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this Report should be considered in light of these factors. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company is under no obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

     Historically, the Company’s telephony products and services were provided to telephone company subscribers primarily through distribution arrangements with Telcos. These sales were generally a one-time sale to the end-user. As penetration rates of Network Services increased throughout the United States, incremental customer acquisitions became more expensive. Consequently, volumes and profits declined. Despite a number of down-sizings over the last couple of years the Company had losses from operations in 1998, 1999 and 2000.

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

     In July of 1999, Cidco introduced its e-mail appliance, the Mivo 100, formerly the MailStation. Cidco’s Mivo 100 is a simple, inexpensive, single-use e-mail device, which uses the Internet/telephony networks to enable consumers to handle interpersonal communications in a non-PC environment. The Mivo 100 was the first in a series of Internet appliances that the Company plans to roll out within the next couple of years. Cidco distributes its Mivo product line primarily through established retail outlets, including Best Buy, Comp USA, KMart, Office Max, Staples and Target.

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

Restatement of Financial Statements

     On April 26, 2001, the Company announced that it was investigating an accounting issue that could result in restating current liabilities and cost of goods sold for its discontinued telephone equipment (“Telco”) operations, which were sold in December 2000.

     The investigation found that cost of goods sold related to discontinued operations was understated by a total of $7.7 million during the previous three years due to issues relating to telephone equipment rework and scrap and to valuation of the remaining Telco inventory. The result was a $5.2 million understatement of current liabilities, $1.2 million overstatement of a vendor account receivable and a $1.3 million overstatement of Telco inventory. Cost of goods sold was understated by $2.0 million, $2.5 million and $3.2 million in 1998, 1999 and 2000, respectively. Refer to the Company’s Form 10-K/A for the year ended December 31, 2000, for a further discussion of the impact of the restatement.

     As a result, loss from discontinued operations for the three months ended June 30, 2000 decreased from $2.5 million, or $0.18 per share, to $0.3 million, or $0.02 per share. The loss from discontinued operations for the six months ended June 30, 2000 was unchanged at $8.1 million, or $0.58 per share. As of June 30, 2000, current liabilities increased to $16.5 million from $12.6 million and accounts receivable decreased to $19.3 million from $20.0 million compared to previously reported amounts.

     The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer.

Results of Operations

     The following table sets forth for the periods indicated the percentage of sales from continuing operations represented by certain line items in the Company’s income statement:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	88.5	70.9	100.9	82.8

Gross margin	11.5	29.1	(0.9)	17.2

Operating expenses:

Research and development	21.1	8.8	27.4	17.2

Selling and marketing	75.8	85.9	119.2	112.9

General and administrative	38.0	15.5	35.4	29.4

	134.9	110.2	182.0	159.5

Loss from operations	(123.4)	(81.1)	(182.9)	(142.3)

Other income	10.1	238.0	12.4	219.2

Income (Loss) before income taxes	(113.2)	156.9	(170.5)	76.9

Provision (benefit) for income taxes	—	—	—	—

Income (Loss) from continuing operations	(113.2)	156.9	(170.5)	76.9

Net income (Loss) from discontinued operations	—	(4.5)	—	(111.9)

Net loss	(113.2)%	152.4%	(170.5)%	(35.0)%

Sales

     Sales decreased from $6.6 million in the second quarter of 2000 to $5.6 million in the second quarter of 2001. For the six months ended June 30, sales increased from $7.3 million in 2000 to $10.4 million in 2001. The Company has focused on building its recurring revenue e-mail services business. It has done this through building a retail channel and through advertising to increase awareness of the product category, the Company and its products and services. As a result of this emphasis, sales from this channel have increased from $0.7 million in the second quarter of 2000 to $5.6 million in the second quarter of 2001, and from $1.0 million for the six months ended June 30, 2000 to $10.4 million for the six months ended June 30 2001. The Company has de-emphasized the OEM channel as it has built its recurring revenue business, causing the decline in OEM sales from $5.9 million in the second quarter of 2000 and $6.3 million for the six months ended June 30, 2000, to zero in the quarter and six months ended June 30, 2001. The Company will continue to be opportunistic in the OEM channel but continues to emphasize its recurring revenue business.

Gross Margin

     Cost of sales includes the cost of finished goods purchased from the Company’s offshore contract manufacturer, all costs associated with procuring and warehousing the Company’s inventory, the cost of wholesale ISP services and the cost of wholesale e-mail hosting services. Gross margin as a percentage of sales decreased from 29.1% in the second quarter of 2000 to 11.5% in the second quarter of 2001. For the six months ended June 30, gross margin as a percentage of sales decreased from 17.2% in 2000 to a negative 0.9% in 2001. The gross margin for the second quarter and six months ended June 30, 2000 include significant nonrecurring OEM sales with gross margins of 32.8% and 26.6%, respectively. Gross margin as a percentage of sales increased from a negative 1.7% for the second quarter of 2000 to a positive 11.5% in the second quarter of 2001, and from a negative 44.6% for the six months ended June 30, 2000 to a negative 0.9% for the six months ended June 30 2001.

     The improving gross margins reflect the emergence of the Company’s e-mail service business. Initially, the e-mail service business has negative margins as the hardware sale to the retailer is subsidized by approximately $15 per unit. Following the critical retail sale, the Company receives recurring subscription revenue with substantial service margins, which may be as high as 80%. As this business grows and the recurring revenue builds as a percentage of total revenue, margins may exceed 50% overall.

Research and Development Expenses

     Research and development expenses include salaries and benefits for personnel, tooling, contracted engineering services, and supplies for research and development activities. The Company’s policy is to expense all research and development expenditures as incurred except for certain investments in tooling, which are amortized as research and development expenses over a period of two years. Research and development expenses increased 102.9% to $1.2 million in the second quarter of 2001 from $0.6 million in the second quarter of 2000. For the six months ended June 30, research and development expenses increased 129.0% to $2.9 million in 2001 from $1.3 million in 2000. The increases were primarily due to increased spending on new product and service development projects. The research and development spending reflects usage of contracted engineering services to leverage experts in various disciplines while hiring regular employees on a selective basis. The Company expects research and development expenses will continue to increase in absolute terms, but decline as a percentage of sales as the Company builds this business.

Selling and Marketing Expenses

     Selling and marketing expenses include customer acquisition costs, personnel costs, advertising costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased 24.6% from $5.7 million in the second quarter of 2000 to $4.3 million in the second quarter of 2001. The decrease reflects reduced general advertising and promotional costs and an increased reliance on less costly retailer circular advertising. For the six months ended June 30, selling and marketing expenses increased 51.9% to $12.5 million in 2001 from $8.2 million in 2000. The increase reflects promotional and advertising campaigns conducted in the first quarter of 2001 which were designed to increase awareness of the product category, the Company and our products and services. The increase also reflects the customer support cost related to an increased customer base and a $1.3 million charge in the first quarter of 2001 related to the termination of an advertising and Internet content agreement with Yahoo!

     Selling and marketing expenses are substantially related to selling in the retail channel. Selling and marketing expenses decreased from 811.0% of retail channel sales in the second quarter of 2000 to 75.8% of retail channel sales in the second quarter of 2001. For the six months ended June 30, selling and marketing expenses decreased from 853.9% of retail channel sales in 2000 to 119.2% of retail channel sales in 2001. The Company’s business plan for the remainder of 2001 calls for less general advertising spending while leveraging retailer circular advertising to drive primary demand for the Company’s products and services. The Company anticipates that selling and marketing expenses will increase in absolute dollars but will remain between 70% and 80% of retail channel sales during the remainder of 2001.

General and Administrative Expenses

     General and administrative expenses include salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses increased from $1.0 million in the second quarter of 2000 to $2.1 million in the second quarter of 2001, and from $2.1 million in the six months ended June 30, 2000 to $3.7 million in the six month ended June 30, 2001. These increases reflect the e-mail products and services business being a stand-alone public company for the first time as the Company sold its Telco business in the fourth quarter of 2000. In addition, the second quarter of 2001 includes $1.0 million of costs associated with an accounting investigation and restatement of prior results.

     General and administrative expenses increased from 15.5% of sales in the second quarter of 2000 to 38.0% of sales in the second quarter of 2001. For the six months ended June 30, general and administrative expenses increased from 29.4% of sales in 2000 to 35.4% of sales in 2001. The Company believes that general and administrative expenses will decrease slightly in absolute dollars during the remainder of 2001 and that they will decrease significantly as a percentage of sales in future quarters.

Liquidity and capital resources

     The Company’s cash and cash equivalents decreased $11.2 million during the six months ended June 30, 2001 primarily from cash used in operations of $16.6 million which was partially offset by proceeds from investing activities of $5.4 and from the issuance of common stock of $0.1 million. Cash used in operations of $16.6 million resulted primarily from a net loss of $17.8 million, decreased accounts payable of $14.2 million, decreased accrued liabilities of $0.9 million and decreased deferred revenue of $1.9 million. Offsets to the above included a decrease in inventory of $2.6 million, a decrease in accounts receivable of $11.4 million, a decrease in deferred cost of sales of $1.6 million, a decrease in other assets of $1.9 million, and depreciation expense of $0.7 million.

     The Company had a working capital balance of $10.8 million as of June 30, 2001, as compared to $28.1 million at December 31, 2000. The Company’s current ratio decreased to 1.5 to 1, as of June 30, 2001, from 1.7 to 1, as of December 31, 2000. The decrease in working capital was due to a reduction in cash of $11.2 million, restricted cash of $3.5 million, short-term investments of $2.4 million, accounts receivable of $11.4 million, inventory of $2.6 million, deferred cost of sales of $1.6 million, and other assets of $1.9 million. Offsetting the above was a decrease in trade payables of $14.2 million, other accrued liabilities of $0.9 million, and deferred revenue of $1.9 million.

     The Company is not certain its current cash, cash equivalents, short-term investments, and borrowing capacity will satisfy the Company’s working capital and capital expenditure requirements over the next twelve months. The Company is evaluating opportunities to improve its cash flow, including reductions in operating expenses, negotiating more favorable payment terms with suppliers and customers, reducing the level of investment in new product purchases and new product development, and obtaining a line of credit. In addition, the Company is exploring strategic alternatives to provide additional funding and enhance stockholder value. The Company has engaged TM Capital Corp., a New York-based investment banking firm, to act as financial advisor in connection with the Company’s evaluation of strategic alternatives. These strategic alternatives may include investment by a strategic partner, acquisition of the Company by an interested party or other funding alternatives. There is no assurance that the Company will be able to reduce expenses and obtain funding sufficient to ensure that the Company will be able to meet its obligations during the next twelve months.

     To the extent funds are available, the Company plans to continue to invest in its infrastructure to gain efficiencies and meet the demands of its markets and customers. The Company believes its remaining 2001 capital expenditures will be approximately $0.5 million. Additionally, the Company plans to invest in marketing programs to increase e-mail subscriber growth related to the Mivo 100 and subsequent products. The Company expects to spend between $3 million and $9 million on these marketing programs during the remainder of 2001, depending on our ability to obtain external funding and subject to adjustment as changing economic conditions necessitate.

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

•	Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our installed base and our level of expenditures for sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated.

•	If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business.

The Internet appliance business revenues are not expected in the near term to replace the revenues from the sold Telco Business, and we are operating at a loss.

     Although experiencing significant declining revenue, our Telco Business comprised approximately 85% of our revenue for the nine-month period ending September 30, 2000, and more than 90% for each of our three prior fiscal years. Our Internet appliance business sales to subscribers have grown steadily, with a seasonal increase in the fourth quarters of 1999 and 2000. However, we do not expect these revenues to equal or exceed the revenues from our Telco Business in the near term, and we will be operating at a loss.

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

     We began offering the Mivo 100 for sale in July 1999. We have a very limited operating history in the Internet appliance business, which makes it difficult to predict the future results. You must consider our prospects in light of the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

•	market acceptance of Internet appliances;

•	consumer demand for, and acceptance of our Mivo 100 product and follow-on Mivo products;

•	our ability to create user-friendly applications;

•	our ability to use advertising effectively to create brand awareness and drive subscriber growth;

•	our ability to contract with content and service providers who will furnish information and services our customers find useful; and

•	our unproven and evolving business model.

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

     In addition, we are not certain that our customers will be willing to continue to pay subscription fees over the longer term, or that the rate at which subscribers do not renew (the “churn” rate) will not increase significantly over time. To the extent that the subscription model is not successful, because market acceptance for our products declines, or other business models evolve in connection with the evolving Internet appliances market, or our “churn” rate increases, we might have future unexpected declines in revenue. In addition, if our recurring revenue from subscriptions does not increase significantly, we will not generate improvement in our gross margins.

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

     A third party, Inventec, which is headquartered in Taiwan with manufacturing facilities in China, manufactures our products for us. Although our manufacturer has been certified pursuant to ISO 9002 and performs comprehensive inspection, testing and statistical process control testing, we cannot assure you that our manufacturer may not from time to time produce products that result in excessive returns. If we were to experience an excessive amount of product warranty returns, this could have a materially adverse affect on our business, results of operations and financial condition.

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

     If our primary manufacturer is unable to manufacture our products due to natural disasters, political turmoil or other reasons, or if Inventec refuses to provide its manufacturing services on a timely basis and on commercially acceptable price terms and alternative providers of these services are not available on acceptable terms, our revenues may decline dramatically and our operating expenses could increase significantly. Moreover, reliance on contract manufacturers in foreign countries subjects us to risks of:

•	political instability,

•	financial instability,

•	expropriation,

•	currency controls and exchange fluctuations, and

•	changes in tax laws, tariffs and rules.

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

     We believe that brand recognition and a favorable consumer perception of our products and services is essential to our future success. Our success in promoting and maintaining our brand, or any other brand that we may use in the future, will depend largely on:

•	the success of our brand-enhancement strategy, including mass marketing and multi-media advertising, promotional programs and public relations activities; and

•	the quality and ease-of-use of our services and applications.

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

     The Internet and the e-commerce industries are characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

•	to develop or license new products, services and technology that address the varied needs of our customers and prospective customers, and

•	to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

•	If we were to experience delays in the commercialization and introduction of new or enhanced products,

•	If customers were to experience significant problems with products, or

•	If customers were dissatisfied with product functionality or performance, we could lose customers and market acceptance of our products would be adversely impacted.

Our quarterly financial results fluctuate significantly and may fall short of anticipated results which could cause our stock price to decline and lead to securities litigation.

     We have experienced in the past, and may experience in the future, significant fluctuations in sales and operating results from quarter to quarter as a result of a variety of factors, including:

•	the timing of orders for our products;

•	the addition or loss of distribution channels or outlets;

•	the timing and market acceptance of new product introductions by us or our competitors;

•	changes in our product mix that may affect sales prices, margins or both; technological difficulties and resource constraints encountered in developing, testing and introducing new products;

•	disruption in sources of supply, manufacturing and product delivery;

•	changes in material costs;

•	regulatory changes;

•	general economic conditions;

•	competitive pressures, including reductions in average selling prices and resulting erosions of margins;

•	and other factors.

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

     We will also be entitled to receive quarterly royalty payments for 48 months after closing based on revenues from sales of telephony products post-closing (including sales of future products derived from intellectual property transferred to the purchaser of our Telco Business). The royalty payments are based on a declining scale: 4% in year 1; 3% in year 2; 2% in year 3; and 1% in year 4. Sales by the purchaser of our Telco Business have been slower than expected due to the purchaser’s inability to obtain financing on acceptable terms. If the purchaser of our Telco Business fails to make timely payment of inventory or royalty payments or if its sales do not achieve expected levels, then our liquidity and working capital may be adversely affected.

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

The price of our common stock may be volatile, which could lead to costly litigation and divert management’s time and attention.

     The market price of our common stock has and may continue to fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are outside of our control, including:

•	announcements by us or our competitors of new products or product enhancements,

•	technological innovations by us or our competitors,

•	quarterly variations in our or our competitors’ products and services,

•	changes in our revenue and revenue growth rates as a whole or for specific geographic areas, business units, products or product categories,

•	changes in earnings estimates by market analysts,

•	speculation in the press or analyst community and general market conditions or market conditions specific to the technology industry or the Internet appliance industry in particular.

The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of our common stock and could lead to securities litigation. Such litigation could result in substantial costs and divert management’s time and attention, which could harm our results of operations or financial condition.

Our stock may be delisted from the NASDAQ National Market.

     In connection with our listing on The NASDAQ National Market (NASDAQ) we must maintain compliance with several requirements related to the trading price of our stock, our financial condition and our periodic reporting with the Securities and Exchange Commission (SEC) among other issues. In the event that we are not able to comply with the NASDAQ requirements we may be delisted from the NASDAQ. On May 23, 2001, we received a notice from NASDAQ that our common stock would be delisted in connection with our failure to file our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001. Although we have subsequently become current in our SEC reporting obligations and therefore we do not expect to be delisted from NASDAQ for this issue, there is a possibility that NASDAQ will seek to delist our stock for other compliance issues including the failure of our stock to trade in excess of $1.00. On June 19, 2001, we received a letter from NASDAQ advising that our common stock was subject to delisting for failing to maintain a minimum bid price of $1.00 for thirty consecutive trading days. Although we are investigating ways in which to comply with NASDAQ’s minimum bid price requirements, there can be no assurance that we will be able to do so. A delisting may negatively impact the value of our stock as stocks trading on the over-the-counter market, which will most likely be where our stock will be traded, are typically less liquid and trade with larger variations between the bid and ask price. The loss of our NASDAQ listing would most likely harm our business and its financial condition.

ITEM 3. Quantitative and qualitative disclosure about market risk

     The Company maintains an investment portfolio consisting mainly of fixed income securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investment until maturity, and therefore it does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. The Company also holds some equity investments that are protected from the impact of market risk.

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

     None.

ITEM 5. Other information

     None.

ITEM 6. Exhibits and reports on form 8-K

(a) Exhibits

See Index to Exhibits at page 19 below.

(b) Reports on Form 8-K.

On April 27, 2001, a report on Form 8-K was filed to disclose the possible restatement of results of operations for the Registrant’s discontinued Telco business and the possible understatement of current liabilities. On May 30, 2001, a report on Form 8-K was filed to disclose a change in the Registrant’s ticker symbol due to a delay in filing its quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIDCO INCORPORATED

August 13, 2001	By:	/s/ Paul G. Locklin
Date		Paul G. Locklin President and Chief Executive Officer Chairman of the Board of Directors

August 13, 2001	By:	/s/ Richard D. Kent
Date		Richard D. Kent Chief Financial Officer, Chief Operations Officer, Chief Accounting Officer and Corporate Secretary

CIDCO INCORPORATED

INDEX TO EXHIBITS

Exhibits		Page

3.2	Second Amended and Restated By-laws of CIDCO Incorporated dated January 26, 1999.(5) Rights Agreement dated as of January 27, 1997, between the Registrant and United States Trust	—

4.2	Company of New York, as Rights Agent.(2) Patent License Agreement dated as of May 1, 1989 between the Registrant and American Telephone and	—

10.4	Telegraph Company.(1)	—

10.5	Form of Indemnification Agreement.(1)	—

10.17	Sublease dated Nov. 18, 1994, between Thoits Bros. and the Registrant for 180 Cochrane Circle.(10) Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the Registrant for 105 Cochrane Circle,	—

10.18	Units A, B, C, D, and E.(10)	—

10.20	Registrant’s 1994 Directors’ Stock Option Plan.(10)	—

10.24	Employment Agreement dated June 28, 1996 between Registrant and Ian Laing.(3)	—

10.30	Registrant’s Second Amended and Restated 1993 Stock Option Plan.(4)	—

10.31	Registrant’s Amended and Restated 1998 Stock Option Plan.(4)	—

10.32	Employment Agreement dated June 1, 1998 between the Company and Richard D. Kent.(4)	—

10.33	Employment Termination Agreement dated Nov. 12, 1998 between Registrant and Daniel L. Eilers.(5)	—

10.34	Employment Agreement dated Nov. 12, 1998 between the Company and Paul G. Locklin.(5)	—

10.35	Employment Agreement dated Sept. 30, 1994 between the Company and Timothy J. Dooley.(5)	—

10.36	Separation Agreement dated Sept. 20, 1998 between the Company and Marv Tseu.(5)	—

10.37	Separation Agreement dated Sept. 20, 1998 between the Company and Jim Hindmarch.(5)	—

10.38	Separation Agreement dated Nov. 20, 1998 between the Company and Ho Leung Cheung(5)	—

10.39	Employment Agreement dated June 5, 1998 between the Company and William A. Sole.(6)	—

10.40	Registrant’s 1999 Employee Stock Purchase Plan(7)	—

10.41	Separation Agreement and Release of all Claims dated January 23, 2001 between the Company and Timothy Dooley(9)	—

10.42	Separation Agreement and Release of all Claims dated January 23, 2001 between the Company and Ian Laing(9)	—

10.43	Sublease of 800 California Street dated August 16, 2000 between the Company and Moai Technologies, Inc.(9)	—

10.44	Asset Purchase Agreement dated September 14, 2000, as amended, between the Company and Cidco LLC; and related agreements attached as exhibits thereto: (Security Agreement, License Agreement, Foreign Telephony Product License Agreement) (8)	—

10.45	Amended and Restated Loan and Security Agreement dated March 29, 1999 between Registrant and Comerica Bank-California.(6)	—

10.46	Lease dated Sept. 25, 1998, between Renault & Handley for 220 Cochrane Circle.(10)	—

(1)	Incorporated herein by reference to the Company’s registration statement on Form S-1, File No. 33-74114.

(2)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 1997.

(3)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended June 30, 1997.

(4)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended September 30, 1998.

(5)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1998.

(6)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 1999.

(7)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 1999.

(8)	Incorporated herein by reference to the Company’s Form 8-K filed on December 14, 2000.

(9)	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 31, 2000.

(10)	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended March 31, 2001.