Form 10-Q
period 2001-09-30
CIDCO INC
filed 2001-11-14
CIK 917639

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM_________ TO _______.

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


                               YES [X]    NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON OCTOBER 30, 2001 WAS 14,033,097.

================================================================================

                               CIDCO INCORPORATED

                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.    Financial Statements:

               Balance Sheets at September 30, 2001 and December 31, 2000...............    3

               Statements of Operations and Comprehensive Income (Loss) for the three
                  and nine months ended September 30, 2001 and 2000.....................    4

               Statements of Cash Flows for the nine months ended September 30, 2001        5
                  and 2000..............................................................

               Notes to Financial Statements............................................    6

    ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results
                  of Operations ........................................................   10

    ITEM 3     Quantitative and Qualitative Disclosure About Market Risk ...............   22

PART II.  OTHER INFORMATION

    ITEM 1.    Legal Proceedings........................................................   23

    ITEM 2.    Changes in Securities....................................................   23

    ITEM 3.    Defaults Upon Senior Securities..........................................   23

    ITEM 4.    Submission of Matters to a Vote of Security Holders......................   24

    ITEM 5.    Other Information........................................................   24

    ITEM 6.    Exhibits and Reports on Form 8-K.........................................   24

SIGNATURES .............................................................................   25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               CIDCO INCORPORATED
                                 BALANCE SHEETS
                      (in thousands, except per share data)


                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2001             2000
                                                                           -------------     ------------
                                                                             UNAUDITED         RESTATED
ASSETS

Current assets:
    Cash and cash equivalents ..........................................      $  2,444       $ 12,699
    Restricted cash ....................................................         2,537          5,390
    Short-term investments .............................................           297          6,711
    Accounts receivable, net of allowances for doubtful accounts of
       $0 and $1,306 at September 30, 2001 and  December 31, 2000,
       respectively ....................................................         1,336         15,883
    Inventories, net ...................................................         9,178         12,394
    Deferred cost of sales .............................................         6,318         11,214
    Other current assets ...............................................         1,648          3,353
                                                                              --------       --------
      Total current assets .............................................        23,758         67,644
Property and equipment, net ............................................         2,186          2,354
Other assets ...........................................................           529          1,044
                                                                              --------       --------
                                                                              $ 26,473       $ 71,042
                                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ....................................................      $  5,674       $ 19,927
   Accrued liabilities .................................................         6,977          6,170
   Deferred revenue ....................................................         7,712         13,465
                                                                              --------       --------
      Total current liabilities ........................................        20,363         39,562
                                                                              --------       --------
Stockholders' equity:
   Common stock, $.01 par value; 35,000 shares authorized, 14,033
       shares Issued and outstanding ...................................           144            144
   Treasury Stock, at cost (387 and 472 shares) ........................        (1,710)        (2,086)
   Additional paid-in capital ..........................................        90,035         90,035
   Accumulated deficit .................................................       (82,359)       (56,613)
                                                                              --------       --------
      Total stockholders' equity .......................................         6,110         31,480
                                                                              --------       --------
                                                                              $ 26,473       $ 71,042
                                                                              ========       ========


   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except per share data; unaudited)



                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                    -----------------------       ----------------------
                                                      2001           2000           2001           2000
                                                    --------       --------       --------       --------
                                                                   RESTATED                      RESTATED
Sales:
    Service ..................................      $  2,891       $    707       $  9,039       $  1,135
    Hardware .................................         2,755            800          7,054          1,332
    OEM ......................................            --             --             --          6,303
                                                    --------       --------       --------       --------
                                                       5,646          1,507         16,093          8,770
                                                    --------       --------       --------       --------
Cost of Sales:
    Service and hardware .....................         8,019          2,276         18,560          3,664
    OEM ......................................            --             --             --          4,626
                                                    --------       --------       --------       --------
                                                       8,019          2,276         18,560          8,290
                                                    --------       --------       --------       --------
Gross margin .................................        (2,373)          (769)        (2,467)           480
                                                    --------       --------       --------       --------
Operating expenses:
    Research and development .................         1,444          1,044          4,307          2,293
    Selling and marketing ....................         2,985          7,896         15,440         16,093
    General and administrative ...............           973          1,084          4,672          3,222
                                                    --------       --------       --------       --------
                                                       5,402         10,024         24,419         21,608
                                                    --------       --------       --------       --------

Loss from operations .........................        (7,775)       (10,793)       (26,886)       (21,128)
Other income .................................           304            238          1,602         16,154
                                                    --------       --------       --------       --------
Loss before income taxes .....................        (7,471)       (10,555)       (25,284)        (4,974)
Provision for income taxes ...................            --             --             --             --
                                                    --------       --------       --------       --------
Loss from continuing operations ..............        (7,471)       (10,055)       (25,284)        (4,974)
Loss from discontinued operations ............            --         (1,013)            --         (9,139)
                                                    --------       --------       --------       --------
Net loss .....................................      $ (7,471)      $(11,568)      $(25,284)      $(14,113)
                                                    ========       ========       ========       ========
Loss per share from continuing operations
-- basic and diluted .........................      $  (0.53)      $  (0.76)      $  (1.81)      $  (0.36)
                                                    ========       ========       ========       ========
Loss per share from discontinued
operations -- basic and diluted ..............      $     --       $  (0.07)      $     --       $  (0.66)
                                                    ========       ========       ========       ========
Net loss per share -- basic and diluted ......      $  (0.53)      $  (0.83)      $  (1.81)      $  (1.02)
                                                    ========       ========       ========       ========
Shares used in per-share calculation -
basic and diluted ............................        14,014         13,899         13,989         13,861
                                                    ========       ========       ========       ========
Comprehensive loss:
    Net loss .................................      $ (7,471)      $(11,568)      $(25,284)      $(14,113)
    Change in unrealized gain (loss)
      on investments, net ....................          (187)            24           (169)           269
                                                    --------       --------       --------       --------
    Total comprehensive loss .................      $ (7,658)      $(11,544)      $(25,453)      $(13,844)
                                                    ========       ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                               CIDCO INCORPORATED
                            STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    -----------------------
                                                                      2001           2000
                                                                    --------       --------
                                                                                   RESTATED
Cash flows provided by operating activities:
   Net loss ..................................................      $(25,284)      $(14,113)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization ..........................           744          2,584
      Gain on exchange of securities .........................            --        (15,430)
      Changes in assets and liabilities:
       Accounts receivable ...................................        14,547            639
       Inventories ...........................................         3,216          6,505
       Deferred cost of sales ................................         4,896         (6,207)
       Other current assets ..................................         1,705         (7,790)
       Other assets ..........................................           515         (2,147)
       Accounts payable ......................................       (14,253)         5,662
       Accrued liabilities ...................................           807            700
       Deferred revenue ......................................        (5,753)         4,642
                                                                    --------       --------
           Net cash used in operating activities .............       (18,860)       (25,136)
                                                                    --------       --------

Cash flows provided by investing activities:
   Acquisition of property and equipment .....................          (576)          (710)
   Restricted cash ...........................................         2,853             --
   Sale of short-term investments, net .......................         6,245         14,493
                                                                    --------       --------
           Net cash provided by investing activities .........         8,522         13,783
                                                                    --------       --------

Cash flows provided by financing activities:
   Issuance of common stock ..................................            83          2,312
                                                                    --------       --------
           Net cash provided by financing activities .........            83          2,312
                                                                    --------       --------
Net decrease in cash and cash equivalents ....................       (10,255)        (9,041)
Cash and cash equivalents at beginning of period .............        12,699         29,323
                                                                    --------       --------
Cash and cash equivalents at end of period ...................      $  2,444       $ 20,282
                                                                    ========       ========

Supplemental disclosure of cash flow information:
   Issuance of warrants in connection with marketing agreement      $     --       $  1,120
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

   As a result, loss from discontinued operations for the three months ended September 30, 2000 decreased from $1.5 million, or $0.11 per share, to $1.0 million, or $0.07 per share, and loss from discontinued operations for the nine months ended September 30, 2000 decreased from $9.6 million, or $0.69 per share, to $9.1 million, or $0.66 per share. As of September 30, 2000, current liabilities increased to $39.6 million from $36.4 million and accounts receivable decreased to $15.9 million from $15.1 million compared to previously reported amounts.

   The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer.


NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 during its fiscal year ending December 31, 2001. The adoption of SFAS No. 133 did not have a material effect on its financial position or results of operations.

   In June 2001 the FASB issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to Reseller of the Vendor's Products," which is effective for annual or interim financial statements beginning after December 15, 2001. The issue addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment of the selling price and should therefore be deducted from revenue or a cost incurred by the vendor for assets or services received. The Company is currently assessing but has not yet determined the impact of EITF 00-25 on its statement of operations.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142 will not have a significant impact on its financial position or results of operations.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

NOTE 3. INVENTORIES

   Inventories are stated at the lower of cost or market value, cost being determined using the standard cost method (which approximates first in, first out). The Company's inventories consist of finished goods and raw materials purchased for the manufacture of finished goods.

   The components of inventory are as follows (in thousands):

                                        Sept. 30,     Dec. 31,
                                         2001          2000
                                        --------      --------
Inventories, net of reserves:
 Finished Goods ...................      $ 9,178      $11,858
 Raw Materials ....................           --          536
                                         -------      -------
                                         $ 9,178      $12,394
                                         =======      =======

NOTE 4. COMPREHENSIVE LOSS

   The Company's comprehensive loss consists of net loss and unrealized gains and losses on investments. Accumulated balances of unrealized gains and losses on investments are as follows (in thousands):

Balance December 31, 1999 ..............      $ (13)
Unrealized gain in the period, net .....        269
                                              -----
Balance September 30, 2000 .............      $ 256
                                              =====

Balance December 31, 2000 ..............      $   1
Unrealized loss in the period, net .....       (169)
                                              -----
Balance September 30, 2001 .............      $(168)
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

                                                            Three months ended             Nine months ended
                                                               September 30,                   September 30,
                                                         -------------------------       ------------------------
                                                            2001            2000            2001           2000
                                                         ---------       ---------       ---------       --------
Net loss used to compute earnings per common
share .............................................      $  (7,741)      $ (11,568)      $ (25,284)      $(14,113)
                                                         =========       =========       =========       ========
Denominator used to compute basic loss per
common share ......................................         14,014          13,899          13,989         13,861

Shares issuable on exercise of options (1) ........             --              --              --             --
                                                         ---------       ---------       ---------       --------
Denominator used to compute diluted loss per
common share ......................................         14,014          13,899          13,989         13,861
                                                         =========       =========       =========       ========

Basic loss per share ..............................      $   (0.53)      $   (0.83)      $   (1.81)      $  (1.02)
                                                         =========       =========       =========       ========
Diluted loss per share ............................      $   (0.53)      $   (0.83)      $   (1.81)      $  (1.02)
                                                         =========       =========       =========       ========


(1) Stock options and warrants to purchase 1,444,075 shares of common stock priced at $0.90 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter and nine months ended September 30, 2001. Stock options and warrants to purchase 1,276,304 shares of common stock priced at $4.13 to $19.82 per share were excluded because their inclusion would be anti-dilutive for the quarter and nine months ended September 30, 2000.


NOTE 6. SUBSEQUENT EVENTS

    On October 17, 2001, Cidco, EarthLink, Inc. ("EarthLink") and EarthLink Acquisition Sub, Inc. ("Sub"), a wholly-owned subsidiary of EarthLink entered into a definitive agreement, as amended by such parties pursuant to the First Amendment to Agreement and Plan of Merger dated as of October 29, 2001 ("the Merger Agreement"), pursuant to which Sub has made a cash tender offer to acquire all of the outstanding common stock of Cidco, for an aggregate purchase price of approximately $5 million. Under the terms of the Merger Agreement, EarthLink has offered cash of $0.36 net per outstanding common share in a tender offer that commenced on October 31, 2001. The offer will expire on November 29, 2001, unless extended in the sole discretion of EarthLink on or after such date. The closing of the tender offer is conditioned upon at least a majority of the outstanding Cidco common shares being tendered before the offer expires and certain other customary conditions. Officers and directors of Cidco and their affiliates have irrevocably committed to tender their shares, representing approximately 7.4% of Cidco's outstanding shares, in the transaction.

   If the tender offer is consummated, it will be followed by a second step merger in which those shares not tendered will be converted into the right to receive the same $0.36 per share in cash. Cidco has also granted EarthLink an option to purchase 19.9% of Cidco's outstanding stock, exercisable in certain events, at an exercise price of $.36 per share. EarthLink has agreed to provide interim financing of up to $5 million to Cidco, with advances to be secured by substantially all of Cidco's assets. As of November 12, 2001, EarthLink has advanced $1.75 million under this agreement. Following completion of the tender offer, EarthLink will be entitled to designate a majority of the Board of Directors of Cidco. If 90 percent of the outstanding shares of Cidco common stock are tendered and purchased pursuant to the offer, the second step merger can be completed thereafter without a vote or meeting of Cidco's stockholders. The boards of directors of Cidco and EarthLink have approved the transaction.

   Additionally, as a material inducement and condition to EarthLink entering into the Merger Agreement, Cidco has also entered into an Assignment and Assumption Agreement dated October 1, 2001 with Cidco Communications

LLC and ACT Manufacturing, pursuant to which the parties have agreed to restructure certain business arrangements among them. In connection with the Assignment and Assumption Agreement, Cidco has entered into a Letter Agreement with Cidco Communications LLC dated October 2, 2001, and a Mutual Release with SBC Services dated as of October 1, 2001.

   In December 2000, Cidco consummated the sale of its Telco business to Cidco Communications LLC. Under the terms of the sale, Cidco Communications LLC agreed to make certain post-closing payments, including certain royalty payments, to Cidco. Because Cidco Communications LLC was in arrears with respect to such post-closing payments, and because Cidco owed an outstanding obligation to ACT Manufacturing, currently one of Cidco Communications LLC's vendors, the parties determined to restructure their arrangements pursuant to the terms of the Assignment and Assumption Agreement. The Assignment and Assumption Agreement provides, among other things, that Cidco Communications LLC will assume Cidco's obligation to ACT Manufacturing in exchange for (i) cancellation of all royalty payments effective as of August 1, 2001 and (ii) a dollar-for-dollar offset against the outstanding amounts owed to Cidco by Cidco Communications LLC. Additionally, Cidco Communications LLC made an immediate payment to Cidco of the amount not offset by its assumption of the obligation to ACT Manufacturing. With monies paid to it by Cidco Communications LLC under the Assignment and Assumption Agreement, Cidco settled an outstanding obligation owed by Cidco to SBC Services and executed the Mutual Release, which provides a mutual release of claims between Cidco and SBC Services.

   Also as a result of the sale, Cidco and Cidco Communications LLC had previously entered into certain informal business arrangements regarding the transfer of the Telco business to Cidco Communications LLC. In addition to settling certain matters pursuant to the terms of the Assignment and Assumption Agreement, Cidco and Cidco Communications LLC executed the Letter Agreement, which memorialized their agreement on certain matters related to the transfer, including, among other matters, settlement of amounts of monies owed to each other in connection with the transfer, disposition of certain inventory of Cidco, and an agreement to enter into a sublease agreement for certain premises currently occupied by Cidco Communications LLC.

   Furthermore, pursuant to the terms of the merger agreement, Cidco has entered into certain amendments to the Rights Agreement dated as of January 27, 1997 by and between Cidco and The Bank of New York as successor-rights-agent to United States Trust Company, in order to expressly exclude the transactions contemplated under the merger agreement from the effect of the Rights Agreement.

   Information relative to the merger is more fully described in EarthLink's tender offer statement on Schedule TO and the Company's solicitation/recommendation statement on Schedule 14D-9, each filed with the Securities and Exchange Commission on October 31, 2001.

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

   Due to declining revenues and significant losses in the Telco business, Cidco sold the Telco business in December 2000 to Cidco Communications LLC. The transaction was structured as a sale of assets under which Cidco sold substantially all of the assets related to the Telco business, including contracts, certain inventory, intellectual property, tangible assets and associated goodwill. As consideration for the Telco Business assets, Cidco received $5,000,000 cash at closing. Pursuant to the asset sale agreement, Cidco was also entitled to receive royalty payments for a period of time after closing, subject to indemnity for breaches of representations of up to $1 million during the 12 months following the closing, and Cidco Communications LLC had the right to purchase inventory from Cidco. However, Cidco's right to such royalty payments was cancelled pursuant to the Assignment and Assumption Agreement, dated October 2, 2001, entered into by and among Cidco, Cidco Communications LLC and ACT Manufacturing, and Cidco holds no further Telco inventory. See "Recent Developments" under this Item 2.

   In July of 1999, Cidco introduced its first e-mail appliance, the Mivo 100, formerly the MailStation. Cidco's Mivo 100 is a simple, inexpensive, single-use e-mail device, which uses the Internet/telephony networks to enable consumers to handle interpersonal communications in a non-PC environment. So far in 2001, the Company has introduced three additional e-mail appliances, the Mivo 200 in February, the Mivo 150 in April and the Mivo 250 in August. Each of these new products has an updated hardware design and new easy-to-use user interfaces. The Mivo 250 is a cordless version. The Company plans to introduce the Mivo 350 before the end of the year. The Mivo 350 is cordless and provides Internet information services, supports graphical e-mail attachments and personalized HTML pages as well as a photo album and color printing capabilities. Cidco distributes its Mivo product line primarily through established retail outlets, including Best Buy, Comp USA, KMart, Office Max, Staples and Target.

   Mivo products are sold primarily through the retail channel, with some sales coming from OEMs. Sales of e-mail appliance products sold through the retail channel are recognized based on the service contract that the end-user subscribes to upon activation of the service. Sales associated with the service provided to customers are recognized monthly as the services are utilized. In other words, if the end-user subscribes to an annual contract, the product sale, the corresponding cost of sale and the service revenue are amortized over 12 months. If the end-user subscribes to a month-to-month contract, the total product sale, the total corresponding cost of sale and the first month of service are recognized upon activation. OEM sales are one-time product only sales and are recognized upon shipment.



RESTATEMENT OF FINANCIAL STATEMENTS

   On April 26, 2001, the Company announced that it was investigating an accounting issue that could result in restating current liabilities and cost of goods sold for its discontinued Telco operations, which were sold in December 2000.

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

   As a result, loss from discontinued operations for the three months ended September 30, 2000 decreased from $1.5 million, or $0.11 per share, to $1.0 million, or $0.07 per share, and loss from discontinued operations for the nine months ended September 30, 2000 decreased from $9.6 million, or $0.69 per share, to $9.1 million, or $0.66 per share. As of September 30, 2000, current liabilities increased to $39.6 million from $36.4 million and accounts receivable decreased to $15.9 million from $15.1 million compared to previously reported amounts.

   The investigation determined that these accounting issues resulted from system implementation issues and misunderstanding of accounting procedures. The majority of the restatement was related to recognition of costs of product refurbishment and scrapped raw material by a contract manufacturer.

RECENT DEVELOPMENTS

On October 17, 2001, Cidco, EarthLink, Inc. ("EarthLink") and EarthLink Acquisition Sub, Inc. ("Sub"), a wholly-owned subsidiary of EarthLink entered into a definitive agreement, as amended by such parties pursuant to the First Amendment to Agreement and Plan of Merger dated as of October 29, 2001 ("the Merger Agreement"), pursuant to which Sub has made a cash tender offer to acquire all of the outstanding common stock of Cidco, for an aggregate purchase price of approximately $5 million. Under the terms of the Merger Agreement, EarthLink has offered cash of $0.36 net per outstanding common share in a tender offer that commenced on October 31, 2001. The offer will expire on November 29, 2001, unless extended in the sole discretion of EarthLink on or after such date. The closing of the tender offer is conditioned upon at least a majority of the outstanding Cidco common shares being tendered before the offer expires and certain other customary conditions. Officers and directors of Cidco and their affiliates have irrevocably committed to tender their shares, representing approximately 7.4% of Cidco's outstanding shares, in the transaction.

   If the tender offer is consummated, it will be followed by a second step merger in which those shares not tendered will be converted into the right to receive the same $0.36 per share in cash. Cidco has also granted EarthLink an option to purchase 19.9% of Cidco's outstanding stock, exercisable in certain events, at an exercise price of $.36 per share. EarthLink has agreed to provide interim financing of up to $5 million to Cidco, with advances to be secured by substantially all of Cidco's assets. As of November 12, 2001, EarthLink has advanced $1.75 million under this agreement. Following completion of the tender offer, EarthLink will be entitled to designate a majority of the Board of Directors of Cidco. If 90 percent of the outstanding shares of Cidco common stock are tendered and purchased pursuant to the offer, the second step merger can be completed thereafter without a vote or meeting of Cidco's stockholders. The boards of directors of Cidco and EarthLink have approved the transaction.

   Additionally, as a material inducement and condition to EarthLink entering into the Merger Agreement, Cidco has also entered into an Assignment and Assumption Agreement dated October 1, 2001 with Cidco Communications LLC and ACT Manufacturing, pursuant to which the parties have agreed to restructure certain business arrangements among them. In connection with the Assignment and Assumption Agreement, Cidco has entered into a Letter Agreement with Cidco Communications LLC dated October 2, 2001, and a Mutual Release with SBC Services dated as of October 1, 2001.

   In December 2000, Cidco consummated the sale of its Telco business to Cidco Communications LLC. Under the terms of the sale, Cidco Communications LLC agreed to make certain post-closing payments, including certain royalty payments, to Cidco. Because Cidco Communications LLC was in arrears with respect to such post-closing payments, and because Cidco owed an outstanding obligation to ACT Manufacturing, currently one of Cidco Communications LLC's vendors, the parties determined to restructure their arrangements pursuant to the terms of the Assignment and Assumption Agreement. The Assignment and Assumption Agreement provides, among other things, that Cidco Communications LLC will assume Cidco's obligation to ACT Manufacturing in exchange for (i) cancellation of all royalty payments effective as of August 1, 2001 and (ii) a dollar-for-dollar offset against the outstanding amounts owed to Cidco by Cidco Communications LLC. Additionally, Cidco Communications LLC made an immediate payment to Cidco of the amount not offset by its assumption of the obligation to ACT Manufacturing. With monies paid to it by Cidco Communications LLC under the Assignment and Assumption Agreement, Cidco settled an outstanding obligation owed by Cidco to SBC Services and executed the Mutual Release, which provides a mutual release of claims between Cidco and SBC Services.

   Also as a result of the sale, Cidco and Cidco Communications LLC had previously entered into certain informal business arrangements regarding the transfer of the Telco business to Cidco Communications LLC. In addition to settling certain matters pursuant to the terms of the Assignment and Assumption Agreement, Cidco and Cidco Communications LLC executed the Letter Agreement, which memorialized their agreement on certain matters related to the transfer, including, among other matters, settlement of amounts of monies owed to each other in connection with the transfer, disposition of certain inventory of Cidco, and an agreement to enter into a sublease agreement for certain premises currently occupied by Cidco Communications LLC.

   Furthermore, pursuant to the terms of the merger agreement, Cidco has entered into certain amendments to the Rights Agreement dated as of January 27, 1997 by and between Cidco and The Bank of New York as successor-rights-agent to United States Trust Company, in order to expressly exclude the transactions contemplated under the merger agreement from the effect of the Rights Agreement.

Information relative to the merger is more fully described in EarthLink's tender offer statement on Schedule TO and the Company's solicitation/recommendation statement on Schedule 14D-9, each filed with the Securities and Exchange Commission on October 31, 2001.

RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated the percentage of sales from continuing operations represented by certain line items in the Company's income statement:

                                                          THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                                          ----------------------------  --------------------------
                                                               2001          2000          2001          2000
                                                              ------        ------        ------        ------
Sales ..................................................       100.0%        100.0%        100.0%        100.0%
Cost of sales ..........................................       142.0         151.0         115.3          94.5
                                                              ------        ------        ------        ------
Gross margin ...........................................       (42.0)        (51.0)        (15.3)          5.5
                                                              ------        ------        ------        ------
Operating expenses:
  Research and development .............................        25.6          69.3          26.8          26.1
  Selling and marketing ................................        52.9         524.0          95.9         183.5
  General and administrative ...........................        17.2          71.9          29.0          36.7
                                                              ------        ------        ------        ------
                                                                95.7         665.2         151.7         246.4
Loss from operations ...................................      (137.7)       (716.2)       (167.1)       (240.9)
Other income ...........................................         5.4          15.8          10.0         184.2
                                                              ------        ------        ------        ------
Loss before income taxes ...............................      (132.3)       (700.4)       (157.1)        (56.7)
Provision (benefit) for income taxes ...................          --            --            --            --
                                                              ------        ------        ------        ------
Loss from continuing operations ........................      (132.3)       (700.4)       (157.1)        (56.7)
Net loss from discontinued operations ..................          --         (67.2)           --        (104.2)
                                                              ------        ------        ------        ------
Net loss................................................      (132.3)%      (767.6)%      (157.1)%      (160.9)%
                                                              ======        ======        ======        ======


Sales

   Sales increased from $1.5 million in the third quarter of 2000 to $5.6 million in the third quarter of 2001. For the nine months ended September 30, sales increased from $8.8 million in 2000 to $16.1 million in 2001. The increases are due to the Company's efforts to build its recurring revenue e-mail services business through building a retail channel and through advertising to increase awareness of the product category, the Company and its products and services. The Company's sales in the three and nine month periods ended September 30, 2001 were adversely impacted by lower consumer demand, deteriorating general economic conditions and the Company's inability to continue advertising due to constrained resources. The Company has de-emphasized the OEM channel as it has built its recurring revenue business, causing the decline in OEM sales from $6.3 million for the nine months ended September 30, 2000, to zero for the nine months ended September 30, 2001. The Company will continue to be opportunistic in the OEM channel but continues to emphasize its recurring revenue business.

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

   Gross margin as a percentage of sales increased by 9 percentage points from a negative 51.0% in the third quarter of 2000 to a negative 42.0% in the third quarter of 2001. For the nine months ended September 30, gross margin as a percentage of sales decreased by 20.8 percentage points from 5.5% in 2000 to a negative 15.3% in 2001. The gross margin for the quarter and nine months ended September 30, 2001 were negatively impacted by a write-off of excess inventory of $3.1 million. This write-off was related to adverse sales conditions created by lower consumer demand, deteriorating general economic conditions and the Company's inability to continue advertising due to constrained resources. In addition, the gross margin for the nine months ended September 30, 2000 includes significant nonrecurring OEM sales with a gross margin of 26.6%. Excluding these events, the gross margin as a percentage of sales for the quarter and nine months ended September 30, 2001 would have been 12.9% and 3.9%, respectively, an increase of 63.9 percentage points and 52.4 percentage points, respectively, over the comparable periods from the prior year. These increases reflect the growth of the e-mail service business. The Company expects future gross margins to be favorably impacted by the continued growth of the e-mail service business, however, continued economic uncertainty, restrictions on the the ability of the Company to advertise its products and services and the uncertainty in the retail channel may have an adverse impact on future gross margins.

Research and Development Expenses

   Research and development expenses include salaries and benefits for personnel, tooling, contracted engineering services, and supplies for research and development activities. The Company's policy is to expense all research and development expenditures as incurred except for certain investments in tooling, which are amortized as research and development expenses over a period of two years. Research and development expenses increased 38.3% to $1.4 million in the third quarter of 2001 from $1.0 million in the third quarter of 2000. For the nine months ended September 30, research and development expenses increased 87.8% to $4.3 million in 2001 from $2.3 million in 2000. The increases were primarily due to increased spending on new product and service development projects. The research and development spending reflects usage of contracted engineering services to leverage experts in various disciplines while hiring regular employees on a selective basis. The Company expects research and development expenses will continue to increase in absolute terms, but decline as a percentage of sales as the Company builds this business.

Selling and Marketing Expenses

   Selling and marketing expenses include customer acquisition costs, personnel costs, advertising costs, telephone and electronic data exchange expenses, promotional costs and travel expenses. Selling and marketing expenses decreased 62.2% from $7.9 million in the third quarter of 2000 to $3.0 million in the third quarter of 2001. The decrease reflects reduced general advertising and promotional costs and an increased reliance on less costly retailer circular advertising. For the nine months ended September 30, selling and marketing expenses decreased 4.1% to $15.4 million in 2001 from $16.1 million in 2000. The decreases reflect the increased reliance on less expensive retail circular advertising in the second and third quarters of 2001, which was offset by a general promotional and advertising campaign in the first and to a lesser degree the second quarters of 2001 and a $1.3 million charge related to the termination of an advertising and Internet content agreement with Yahoo! in the first quarter of 2001.

   Selling and marketing expenses are substantially related to selling in the retail channel. Selling and marketing expenses decreased from 524.0% of retail channel sales in the third quarter of 2000 to 52.9% of retail channel sales in the third quarter of 2001. For the nine months ended September 30, selling and marketing expenses decreased from 652.3% of retail channel sales in 2000 to 95.9% of retail channel sales in 2001. The Company's business plan for the remainder of 2001 calls for increased general advertising spending while leveraging retailer circular advertising to drive primary demand for the Company's products and services. The Company has experienced a decline in retail circular advertising as retailers have been less willing to include the Company's products due to lower than expected volumes of unit sales in these periods and will need to rely on more expensive advertising to retain retailer interest in the fourth quarter. The Company anticipates that selling and marketing expenses will increase in absolute dollars as the Company draws advances from EarthLink to fund a fourth quarter advertising campaign.

General and Administrative Expenses

   General and administrative expenses include salaries, benefits and other expenses associated with the finance and administrative functions of the Company. General and administrative expenses decreased from $1.1 million in the third quarter of 2000 to $1.0 million in the third quarter of 2001, primarily due to a slight reduction in headcount. For the nine months ended September 30, general and administrative costs increased from $3.2 million in 2000 to $4.7 million in 2001. This increase reflects the e-mail products and services business being a stand-alone public company for the first time as the Company sold its Telco business in the fourth quarter of 2000. In addition, the nine months ended September 30, 2001 includes $1.0 million of costs associated with an accounting investigation and restatement of prior results incurred in the second quarter of 2001.

   General and administrative expenses decreased from 71.9% of sales in the third quarter of 2000 to 17.2% of sales in the third quarter of 2001 due to an increase in sales. For the nine months ended September 30, general and administrative expenses decreased from 36.7% of sales in 2000 to 29.0% of sales in 2001 due to an increase in sales. The Company believes that general and administrative expenses will decrease slightly in absolute dollars during the remainder of 2001 and that they will decrease significantly as a percentage of sales in future quarters.

Other Income

   Other income increased from $0.2 million in the third quarter of 2000 to $0.3 million in the third quarter of 2001. The increase is due to accrued royalties due from Cidco Communications LLC related to the sale of the Telco business in the fourth quarter of 2000, which was partially offset by lower interest income resulting from lower average cash and short-term investment balances. For the nine months ended September 30, other income decreased from $16.2 million in 2000 to $1.6 million in 2001. The decrease is primarily related to the gain of $15.4 million arising from the sale of our holding in Infogear Technology in the second quarter of 2000 and to lower interest income in 2001 resulting from lower average cash and short-term investment balances, which were partially offset by accrued royalties due from Cidco Communications LLC of approximately $1.3 million in 2001.

Liquidity and capital resources

   The Company's cash and cash equivalents decreased $10.3 million during the nine months ended September 30, 2001 primarily from cash used in operations of $18.9 million which was offset by proceeds from investing activities of $8.5 and from the issuance of common stock of $0.1 million. Cash used in operations of $18.9 million resulted primarily from a net loss of $25.3 million, decreased accounts payable of $14.3 million and decreased deferred revenue of $5.8 million. Offsets to the above included a decrease in inventory due to the write-down of excess inventory of $3.2 million, a decrease in accounts receivable of $14.5 million primarily due to the collection of the outstanding Telco receivables, a decrease in deferred cost of sales of $4.9 million, a decrease in other assets of $2.2 million, an increase in accrued liabilities of $0.8 million, and depreciation expense of $0.7 million.

   The Company had a working capital balance of $3.1 million as of September 30, 2001, as compared to $28.1 million at December 31, 2000. The Company's current ratio decreased to 1.2 to 1, as of September 30, 2001, from 1.7 to 1, as of December 31, 2000. The decrease in working capital was due to a reduction in cash of $10.3 million, restricted cash of $2.9 million, short-term investments of $6.2 million, accounts receivable of $14.5 million, inventory of $3.2 million, deferred cost of sales of $4.9 million, and other assets of $1.7 million, and an increase in accrued liabilities of $0.8 million. Offsetting the above was a decrease in trade payables of $14.3 million and deferred revenue of $5.8 million.

   Cidco's rights to royalty payments in connection with the sale of its Telco business to Cidco Communications LLC was cancelled pursuant to the Assignment and Assumption Agreement, dated October 2, 2001, entered into by and among Cidco, Cidco Communications LLC and ACT Manufacturing, an affiliate of Cidco Communications LLC, and pursuant to which such parties agreed to restructure certain business arrangements among them. See "Historical Background" and "Recent Developments" under this Item 2.

In connection with the merger agreement, Cidco and EarthLink have entered into an Advance Agreement whereby EarthLink has agreed to advance up to $5 million to pay certain existing trade payables and to fund future operating costs with advances secured by substantially all of the Company's assets. As of November 12, 2001 the Company has borrowed $1.75 million under this agreement. If EarthLink's pending acquisition of Cidco fails to close and the merger agreement is terminated, all amounts advanced to Cidco as of the Merger Agreement termination date will convert into a loan from EarthLink, to bear interest at prime plus 1%, and $1.8 million of the amount loaned together with accrued and unpaid interest shall be due and payable on the ninetieth day following the termination date. In such event, all amounts loaned in excess of $1.8 million, together with accrued and unpaid interest, shall be paid in monthly payments commencing on the ninetieth day following the termination date and in varying amounts depending on Company revenues. All outstanding amounts, if any, will become due and payable on the second anniversary of the termination date.

   To the extent funds are available, the Company plans to continue to invest in its infrastructure to gain efficiencies and meet the demands of its markets and customers. The Company believes its remaining 2001 capital expenditures will be less than $0.1 million. Additionally, the Company plans to invest in marketing programs to increase e-mail subscriber growth related to the Mivo 100 and subsequent products. The Company expects to spend approximately $3 million on these marketing programs during the remainder of 2001 using advances under the loan agreement, subject to adjustment as changing economic conditions necessitate.

   We believe the proceeds from the Advance Agreement combined with our cash on hand will be sufficient to fund operations through the end of 2001. We anticipate the merger will close before the end of 2001, at which point EarthLink's financial resources will support continued operations. If the merger is not consummated, we will attempt to obtain the cash needed to fund operating and non-operating activities through alternative sources of cash and to pursue other strategic alternatives. These strategic alternatives may include investment by a strategic partner, acquisition of the Company by an interested party or other funding alternatives. There is no assurance that the

Company will be able to obtain funding or an alternative transaction sufficient to ensure that the Company will be able to meet its obligations during the next twelve months.



FACTORS THAT MAY AFFECT FUTURE RESULTS

If we fail to complete the merger with EarthLink, Inc. and EarthLink Acquisition Sub, Inc., we will owe significant indebtedness to EarthLink and we may not be able to continue operations.

   On October 17, 2001, we signed a merger agreement with EarthLink, Inc. and its wholly owned subsidiary, EarthLink Acquisition Sub, Inc. Under the terms of the merger agreement, EarthLink Acquisition Sub, Inc. has commenced a cash tender offer to purchase all of the outstanding shares of our common stock at a price per share of $0.36; if the tender offer is closed, the merger agreement provides for a second step merger in which those shares not tendered will be converted into the right to receive the same $0.36 per share in cash. There can be no assurance that the tender offer will be consummated; the closing of the tender offer is subject to customary conditions. If the tender offer is not completed for any reason, we may be forced to discontinue operations, as we will no longer be entitled to draw advances under the Advance Agreement, we will owe significant indebtedness to EarthLink secured by substantially all our assets and we have not identified any alternative sources of financing.

   In connection with the merger agreement, Cidco and EarthLink have entered into an Advance Agreement whereby EarthLink has agreed to advance up to $5 million to pay certain existing trade payables and to fund future operating costs, with advances to be secured by substantially all of Cidco's assets. As of November 12, 2001, the Company has borrowed $1.75 million under this agreement. If EarthLink's pending acquisition of Cidco fails to close and the merger agreement is terminated, all amounts advanced to Cidco as of the Merger Agreement termination date will convert into a loan from EarthLink, to bear interest at prime plus 1%, and $1.8 million of the amount loaned together with accrued and unpaid interest shall be due and payable on the ninetieth day following the termination date. If the merger agreement is terminated, all amounts loaned in excess of $1.8 million, together with accrued and unpaid interest, shall be paid in monthly payments commencing on the ninetieth day following the termination date and in varying amounts depending on Company revenues. All outstanding amounts, if any, will become due and payable on the second anniversary of the termination date. If Cidco is unable to repay EarthLink under the loans under the Advance Agreement made by EarthLink to Cidco, EarthLink may enforce its security interest rights under such loans and foreclose on the Cidco assets securing the loans. In such an event, Cidco would be severely limited in its ability to maintain its ongoing operations and would be faced with dissolution or bankruptcy.

   In addition, we are required to pay substantial fees related to the negotiation of the merger agreement, including legal and accounting fees, and the expenses and fairness opinion fee of our financial advisor; these must be paid even if the tender offer or the follow-on merger is not completed. We may be required to pay EarthLink, Inc. a termination fee of $500,000 (plus reimbursement for certain of EarthLink, Inc.'s expenses) if the merger agreement is terminated under some circumstances as outlined in the merger agreement. The payment of these substantial fees would have a material and adverse effect on our cash position, which could harm our business and results of operations. Further, the current price of our common stock could decline, particularly to the extent that it reflects a market assumption that the tender offer will not be completed.

   In addition, our retail channel partners may, in response to the announcement of the tender offer, delay or defer decisions concerning offering our products. Any delay or deferral in those decisions by our channel partners could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future roles with EarthLink, Inc. until EarthLink, Inc.'s strategies with regard to Cidco are announced or executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

   Furthermore, if the merger is terminated and our board of directors determines to seek another merger or business combination or other financing options, there can be no assurance that it will be able to find any other transaction to provide a solution to our current liquidity problem.

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

   Currently our business consists of an e-mail subscription service. Competitors may erode our existing market for e-mail service. We may not be able to correctly anticipate or timely develop and introduce products or services which meet the requirements of a changing marketplace or which will achieve market acceptance. If we do not timely develop and introduce new products in our e-mail appliance product line as expected in 2001, we may not be able to sustain our existing relationships with retailers and we may be required to take further write downs of our inventory due to excess or obsolescence factors.

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

   If we are unsuccessful in establishing or maintaining a favorable image of our products and services, we may not be able to expand our user base. In addition, in order to attract and retain users and to promote and maintain our brand or future brands, we expect to continue our significant marketing expenditures. We do not have sufficient capital to continue such expenditures other than by obtaining advances under our Advance Agreement. However, if the Merger Agreement is terminated, we will be required to repay amounts advanced under the Advance Agreement and we may not be able to locate other sources of capital to make such repayment or to continue our advertising expenditures.

We may not be successful in maintaining a strong retail distribution channel for our Internet appliance business and we may lose significant sales and our revenues may decline.

   The success of the Internet appliance business depends on successfully developing and marketing to a strong retail distribution channel. Although we have developed good relationships with established retail outlets, we may not be able to sustain our existing retail relationships or expand our retail presence if we do not maintain strong sales. We have experienced a reduction in total store outlets in 2001 as a result of lower than expected unit sales, lower consumer demand and deteriorating general economic conditions. If we are unable to maintain adequate sales volumes, retailers may be unwilling to include our products in their circular advertising, increasing our reliance on more expensive general advertising. If we are not successful in sustaining a strong national retail distribution channel, we may lose significant sales and our revenues may decline.

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

   -  and other factors.

   Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and that you cannot rely on such comparisons as indications of future performance

We are highly dependent on our key personnel to manage our business and because of competition for qualified personnel we may not be able to recruit or retain necessary personnel.

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

        In June 2001, Cidco received written notification from The Nasdaq National Market regarding the Company's failure to maintain the minimum closing bid price requirement to remain listed on The Nasdaq National Market. The letter also advised that Cidco had until September 17, 2001 to cure the deficiency or request a hearing appealing the Nasdaq staff's decision to delist our stock. On September 27, 2001, the Nasdaq National Market announced a moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. Such moratorium is currently set to expire on January 1, 2002. If our stock is delisted and the market price for our stock remains below $1.00, the stock may be deemed a penny stock, which would subject the stock to rules which impose additional sales practices rules on broker-dealers who sell Cidco's securities. As a result of the additional obligations, some brokers may not effect transactions in penny stocks, which could adversely affect the liquidity of our stock.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Management believes that the market risk associated with the Company's market risk sensitive instruments as of September 30, 2001 is not material, and therefore, disclosure is not required.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, the Company is not a party to any pending legal proceedings that it believes will materially affect its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES


   Pursuant to a Rights Agreement dated January 27, 1997 by and between Cidco and the Company's Rights Agent, The Bank of New York as successor-rights-agent to United States Trust Company, the Board of Directors of the Company declared a dividend distribution of one right to purchase one one-thousandths of one share of Series A Junior Participating Preferred Stock (subject to adjustment in the event of a stock split, stock dividend, subdivisions, consolidations or combinations with respect to the shares of common stock of the Company) for each outstanding share of common stock of the Company as of February 14, 1997 to stockholders of record as of the close of business on that date. For ease of reference, each such right will be referred to as a "Right" for purposes of this
Item 2.

   In accordance with the terms of the merger agreement, dated October 17, 2001, by and among Cidco, EarthLink, Inc. and EarthLink Acquisition Sub, Inc., Cidco has entered into two amendments to the Rights Agreement in order to expressly exclude the transactions contemplated under the merger agreement from the anti-takeover provisions of the Rights Agreement, and such amendments are described below:

   On October 17, 2001, the Board of Directors of the Company approved the First Amendment to Rights Agreement entered into by and between the Company and the Rights Agent, dated October 17, 2001. The First Amendment to Rights Agreement states (i) that no "Distribution Date," "Share Acquisition Date," or "Triggering Event" (as each is defined in the Rights Agreement) shall be deemed to have occurred, neither EarthLink, Inc., nor any of its affiliates or associates, shall be deemed to be an "Acquiring Person" (as defined in the Rights Agreement), and no holder of Rights shall be entitled to exercise such Rights under or be entitled to any Rights pursuant to the Rights Agreement, solely by reason of (x) the approval, execution, delivery or effectiveness of the merger agreement, the voting agreements entered into between EarthLink and each of the executive officers, directors, and an affiliate of a director whereby each such person agreed to, among other things, tender their shares of Cidco common stock in the cash tender offer, the stock option agreement pursuant to which Cidco granted EarthLink an option to purchase up to 19.9% of Cidco's outstanding stock, or any certificates, instruments and documents as may be exercised or appropriate to consummate the transactions contemplated in the merger agreement or (y) the consummation of the transactions contemplated under the merger agreement, the voting agreements, the stock option agreement or any certificates, instruments and documents as may be exercised or appropriate to consummate the transactions contemplated in the merger agreement, in accordance with the terms thereof, and (ii) that the Rights will expire immediately prior to the effective time of the merger pursuant to the merger agreement.

   On October 24, 2001, the Board of Directors of the Company approved the Second Amendment to Rights Agreement entered into by and between the Company and the Rights Agent, dated October 25, 2001. The Second Amendment to Rights Agreement (i) amends and restates the First Amendment; (ii) states that no "Distribution Date," "Share Acquisition Date," or "Triggering Event" (as each is defined in the Rights Agreement) shall be deemed to have occurred, neither EarthLink, nor any of its affiliates or associates, shall be deemed to be an "Acquiring Person" (as defined in the Rights Agreement), and no holder of Rights shall be entitled to exercise such Rights under or be entitled to any Rights solely by reason of (x) the approval, execution, delivery or effectiveness of the merger agreement, the voting agreements, the stock option agreement, or any certificates, instruments and documents as may be exercised or appropriate to consummate the transactions contemplated in the merger agreement, or (y) the consummation of the transactions contemplated under the merger agreement, the voting agreements, the stock option agreement or any certificates, instruments and documents as may be exercised or appropriate to consummate the transactions contemplated in the merger agreement, in accordance with the terms thereof; and
(iii) states that the Rights will expire immediately prior to the consummation of the offer.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
                   See Index to Exhibits at page 26 below.

           (b) Reports on Form 8-K.

                  The company filed no reports on Form 8-K during the three months ended September 30, 2001. On October 31, 2001, the Company filed a report on Form 8-K under Item 5 (Other Events) thereunder to disclose certain agreements entered into in connection with the proposed acquisition of the Company by EarthLink. No financial statements were, or were required to be filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CIDCO INCORPORATED


November 14, 2001                      By:  /s/ Paul G. Locklin
-----------------                          -------------------------------------
    Date                                   Paul G. Locklin
                                           President and Chief Executive Officer
                                           Chairman of the Board of Directors


November 14, 2001                      By: /s/ Richard D. Kent
-----------------                         --------------------------------------
    Date                                  Richard D. Kent
                                          Chief Financial Officer, Chief
                                          Operations Officer, Chief Accounting
                                          Officer and Corporate Secretary

                               CIDCO INCORPORATED

                                INDEX TO EXHIBITS


 EXHIBITS                                                                                              PAGE
 --------                                                                                              ----
   2.1     Agreement and Plan of Merger, dated as of October 17, 2001, by and among EarthLink,          --
           Inc., EarthLink Acquisition Sub, Inc. and the Registrant. (11).

   2.2     First Amendment to Agreement and Plan of Merger, dated as of October 29, 2001, by and        --
           among EarthLink, Inc., EarthLink Acquisition Sub, Inc. and the Registrant. (12)

   2.3     Form of Agreement to Vote and Tender (Entity). (11)                                          --

   2.4     Form of Agreement to Vote and Tender (Individual). (11)                                      --

   2.5     Stock Option Agreement, dated as of October 17, 2001, by and between EarthLink, Inc.
           and the Registrant. (11)                                                                     --

   3.2     Second Amended and Restated By-laws of CIDCO Incorporated dated January 26, 1999.(5)         --

   4.2     Rights Agreement dated as of January 27, 1997, between the Registrant and United
           States Trust Company of New York, as Rights Agent.(2)                                        --

   4.3     First Amendment to Rights Agreement dated as of October 17, 2001 between the                 --
           Registrant and The Bank of New York as successor-rights-agent to United States Trust
           Company of New York. (12)

   4.4     Second Amendment to Rights Agreement dated as of October 25, 2001 between the                --
           Registrant and The Bank of New York as successor-rights-agent to United States Trust
           Company of New York. (12)

  10.4     Patent License Agreement dated as of May 1, 1989 between the Registrant and American
           Telephone and Telegraph Company. (1)                                                         --

  10.5     Form of Indemnification Agreement. (1)                                                       --

  10.17    Sublease dated Nov. 18, 1994, between Thoits Bros. and the Registrant for 180 Cochrane       --
           Circle. (10)

  10.18    Lease dated Nov. 1, 1994, between Thoits Bros., Inc. and the Registrant for 105
           Cochrane Circle, Units A, B, C, D, and E. (10)                                               --

  10.20    Registrant's 1994 Directors' Stock Option Plan. (10)                                         --

  10.24    Employment Agreement dated June 28, 1996 between Registrant and Ian Laing. (3)               --

  10.30    Registrant's Second Amended and Restated 1993 Stock Option Plan. (4)                         --

  10.31    Registrant's Amended and Restated 1998 Stock Option Plan. (4)                                --

  10.32    Employment Agreement dated June 1, 1998 between the Company and Richard D. Kent. (4)         --

  10.33    Employment Termination Agreement dated Nov. 12, 1998 between Registrant and Daniel L.        --
           Eilers. (5)

  10.34    Employment Agreement dated Nov. 12, 1998 between the Company and Paul G. Locklin. (5)        --

  10.35    Employment Agreement dated Sept. 30, 1994 between the Company and Timothy J. Dooley. (5)     --

  10.36    Separation Agreement dated Sept. 20, 1998 between the Company and Marv Tseu. (5)             --

  10.37    Separation Agreement dated Sept. 20, 1998 between the Company and Jim Hindmarch. (5)         --

  10.38    Separation Agreement dated Nov. 20, 1998 between the Company and Ho Leung Cheung. (5)        --

  10.39    Employment Agreement dated June 5, 1998 between the Company and William A. Sole. (6)         --

  10.40    Registrant's 1999 Employee Stock Purchase Plan. (7)                                          --

  10.41    Separation Agreement and Release of all Claims dated January 23, 2001 between the            --
           Company and Timothy Dooley. (9)

  10.42    Separation Agreement and Release of all Claims dated January 23, 2001 between the
           Company and Ian Laing. (9)                                                                   --

  10.43    Sublease of 800 California Street dated August 16, 2000 between the Company and Moai
           Technologies, Inc. (9)                                                                       --


  10.44    Asset Purchase Agreement dated September 14, 2000, as amended, between the Company and
           Cidco LLC; and related agreements attached as exhibits thereto: (Security Agreement,
           License Agreement, Foreign Telephony Product License Agreement). (8)                         --

  10.45    Amended and Restated Loan and Security Agreement dated March 29, 1999 between
           Registrant and Comerica Bank-California. (6)                                                 --

  10.46    Lease dated Sept. 25, 1998, between Renault & Handley for 220 Cochrane Circle. (10)          --

  10.47    Advance Agreement, dated as of October 17, 2001 by and between the Registrant and            --
           EarthLink, Inc. (12)

  10.48    Security Agreement, dated as of October 17, 2001 by and between the Registrant and           --
           EarthLink, Inc. (12)

  10.49    Deed of Trust, dated as of October 17, 2001 by and between the Registrant and                --
           EarthLink, Inc. (12)

  10.50    Assignment Agreement dated October 1, 2001 by and among the Registrant, Cidco                --
           Communications, LLC and ACT Manufacturing (Thailand) Ltd. (12)

  10.51    Letter Agreement, dated October 2, 2001 by and between the Registrant and Cidco              --
           Communications, LLC. (12)

  10.52    Mutual Release, dated October 1, 2001 by and between the Registrant and SBC Services. (12)   --

  10.53    Promissory Note and Pledge Agreement with William A. Sole dated as of March 21, 2000. (13)   --

  10.54    Promissory/Real Estate Note and Pledge Agreement with Howard Leyda dated as of               --
           September 20, 2000. (13)

  10.55    Mutual Non-Disclosure and Non-Solicitation Agreement dated as of September 6, 2001           --
           between the Registrant and EarthLink, Inc. (12)

  10.56    Employment Agreement between the Registrant and Howard Leyda dated as of March 9,
           2001.  (13)

  10.57    Employment Agreement between the Registrant and Kevin Flaherty dated as of March 20,
           2001. (13)

  10.58    Employment Agreement between the Registrant and David L'Heureux dated as of September
           21, 1999. (13)

  10.59    Employment Agreement between the Registrant and Arthur Kenny dated as of March 8,
           2001, as amended March 8, 2001. (13)

  10.60    Employment Agreement between the Registrant and Helder Ramalho dated as of November
           27, 2001. (13)

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

(10) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 2001.

(11) Incorporated herein by reference to the Company's Schedule 14D-9C filed on October 18, 3001.

(12) Incorporated herein by reference to the Company's Form 8-K filed on October 31, 2001.

(13) Incorporated herein by reference to the Company's Schedule 14D-9 filed on October 31, 2001.